Form 10-K/A
period 1995-12-30
SAM & LIBBY INC
filed 1996-07-17
CIK 880241

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   ( X )                  OF THE SECURITIES EXCHANGE ACT OF 1934
                                      (Fee Required)
                                            or
   (  )                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (No Fee Requirement)

          For the Fiscal Year Ended                       Commission file number
              December 30, 1995                                   0-19616

                               SAM & LIBBY, INC.
                                  (Registrant)

                 CALIFORNIA                                     94-3060101
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

             58 WEST 40TH STREET
             NEW YORK, NEW YORK                                    10018
  (Address of principal executive offices)                      (Zip Code)

                 Registrant's telephone number: (212) 944-4830

          Securities Registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No _X_

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the closing price of the Common Stock on March 20, 1996, as reported on the NASDAQ National Market System, was approximately $6,874,542. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 31, 1996, the registrant had 11,027,499 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Sam & Libby, Inc. (the "Company") designs, develops and markets women's and children's footwear, and other products primarily under its SAM & LIBBY brand name. The Company markets its products to consumers who desire contemporary, fashionable products at affordable prices. These products are offered primarily through better department and specialty retail stores across the United States.

COMPANY STRATEGY

    The Company's strategy is to design and market products under the SAM & LIBBY brand name that provide high fashion content at affordable prices. The Company's products, which are offered in a broad range of styles and colors, are designed to appeal to fashion-conscious customers who seek more affordable, contemporary and comfortable products. The Company believes that its pricing strategy encourages both impulse and multiple purchases.

    The Company has developed its brand name and image through a concerted national advertising campaign and by distributing its SAM & LIBBY brand products through major department and specialty retail stores. The Company interprets worldwide lifestyle and fashion trends to create products that are intended to have broad consumer appeal. Historically, the Company has been able to keep its products reasonably priced because of its longstanding low-cost sourcing relationships with offshore independent contractors, as well as its emphasis on designing affordable products.

PRODUCTS

    SAM & LIBBY WOMEN'S FOOTWEAR. The Company currently offers more than 100 different styles of women's casual shoes, dress shoes, boots, sandals and espadrilles in a broad range of colorful and creative designs. SAM & LIBBY brand women's footwear is sold at retail prices ranging from $15 to $60 per pair. The Company introduces new shoes in each of the four footwear selling seasons -- spring, summer, fall and holiday/resort.

    SAM & LIBBY CHILDREN'S FOOTWEAR. The children's line primarily consists of infants and girls footwear. The children's line includes both adaptations from the women's line and stand alone fashion developed exclusively for the children's line. The line encompasses all aspects of girls and infants footwear from dress to casual.

    The Company has recently introduced a new line of girls fashion athletic shoes for Fall 1996 delivery.

    JUST LIBBY FOOTWEAR. JUST LIBBY is an upscale women's footwear line with higher price points than the SAM & LIBBY line and targets a more sophisticated fashion-conscious customer. JUST LIBBY brand women's footwear is sold at retail prices ranging from $60 to $100 per pair.

    HANDBAGS. In March 1994, the Company initiated its handbag division. The product line was directed at two different customer bases. The higher priced line was marketed under the JUST LIBBY brand, whereas the lower price points were marketed under the SAM & LIBBY brand. In 1995, the Company discontinued the division. Revenue for 1995 and 1994 was not significant.

    PRIVATE LABEL PRODUCTS. In connection with its private label business, the Company arranges for the manufacture of women's and children's footwear for selected retailers primarily under the retailer's private label. Under this arrangement, the Company receives a fee for providing design expertise, acting as a sourcing agent for the retailer, managing the manufacturing process, inspecting the finished goods and arranging the sale of the finished goods by the manufacturer to the retailer. The retailer pays the manufacturer directly for the products.

    The private label business provides the Company with several competitive advantages, including the retention of revenues that might otherwise be lost due to copying, increased manufacturing volume (which reduces manufacturing costs of the Company's other footwear products and the strengthening of business relationships between the Company and its contract manufacturers. The private label business provides revenue to the Company without the inventory risk, warehousing and other carrying costs involved in the sale of its branded products.

    APPAREL. In the first quarter of 1993, the Company signed an agreement, effective May 1, 1993, to transfer its apparel division to AMG Apparel Ltd. ("AMG Apparel"), an apparel and licensing company located in Los Angeles. The Company received no royalty revenue in 1994 and a minimal amount of royalty revenue in 1993. During 1993, AMG Apparel stopped paying its royalty obligations. The Company has commenced legal action to regain the rights to its apparel merchandise.

DESIGN AND DEVELOPMENT

    The design process typically begins about nine months before the start of a season. The major influences upon the process include the design team's impression of current worldwide lifestyle and clothing trends and shoe fashions, as well as the history of a particular shoe or fashion style in the United States. Other factors include the availability of raw materials, the capabilities of the factories that will manufacture the products and the target retail cost of the product. The design team travels extensively in Europe to discover and confirm the latest fashion trends and subscribes to various fashion and color information services to keep abreast of trends emerging in the fashion industry. Senior management is actively involved in the analysis of fashion trends and the design process for the Company's products.

    After the design team arrives at a consensus regarding the fashion themes for the coming season, the group manufactures designs that translate these themes into SAM & LIBBY or JUST LIBBY products. These interpretations include variations in product color, material, structure and decoration. Drawings and prototypes of the products are sent to the Company's foreign manufacturing agents, where samples are created. The Company attempts to minimize the risks relating to changing fashion trends and product acceptance by producing a large number of styles before each selling season, evaluating trade acceptance before volume manufacture, and closely monitoring retail sales trends after retail introduction.

MARKETING AND PROMOTION

    The Company advertises, markets and promotes the SAM & LIBBY brand name through a variety of means, including nationwide print media, product packaging, in-store visual support and other point-of-sale materials. The Company's in-house advertising department oversees the conception, development and implementation of most aspects of the packaging, advertising, marketing and sales promotion for the Company's products. Senior management is directly involved in shaping the Company's image and its advertising and promotional activities.

    The Company markets its products in approximately 2,000 retail locations in the United States through a broad network of department and specialty retail stores. Certain of the Company's high volume accounts feature "shop-in-shop" formats in which floor space is dedicated exclusively to SAM & LIBBY products. The Company estimates that department stores accounted for approximately 45% of gross sales of SAM & LIBBY brand products during 1995. The Company's ten largest customers represented approximately 49% and 47% of gross sales in 1995 and 1994, respectively. In 1995 Kinney Corporation (a division of Woolworth) accounted for approximately 11% of gross sales. In 1994, Marshall's (a division of The Melville Corporation) accounted for approximately 10% of gross sales. In addition, certain of the Company's customers are under common ownership. During 1995 and 1994, the department store groups owned by the Federated Department Stores Company ("Federated"), as a group, accounted for approximately 11% and 14% of the Company's gross revenues. No single department store unit of either group accounted for more than 3% and 6% of gross sales in 1995 and 1994, respectively. While the Company believes that purchasing decisions are made independently by each department store unit (including stores that are part of the May and Federated groups), in some cases the trend may be towards more centralized purchasing decisions.

    During 1993, the Company changed from a sales force primarily composed of Company employees to a sales force primarily composed of independent sales representatives whose compensation is based upon commissions earned. Senior management is actively involved in selling to major accounts. Sales to foreign customers have been nominal.

    The Company has operated one outlet store in Vacaville, California since September 1991. This store is located in a factory outlet shopping mall to avoid substantial competition with the Company's major retailing customers and sells factory seconds as well as excess stock merchandise.

    In July 1992, the Company opened one retail footwear store in the Beverly Center mall in Beverly Hills, California. This store enables the Company to display substantially all of its footwear offerings in one retail location as well as test market new footwear styles.

MANUFACTURING

    Since inception, the Company's footwear products have been manufactured to its specifications by independent contractors located in Brazil, Taiwan, the People's Republic of China ("China"), Spain and Italy. In 1995, most of the Company's leather footwear was manufactured in Brazil and most of its canvas and synthetic footwear was manufactured in Taiwan and China. The percentage of footwear products manufactured in each country varies from time to time depending on the particular material emphasized in the Company's product lines from season to season. The 1994 change in the Brazilian currency, which is no longer considered inflationary and has lost some of its competitive pricing, has created additional opportunities in the Far East which in 1995 was the primary source for the Company's footwear.

    The Company seeks to develop long-term relationships with factories that meet the Company's requirements for quality, volume and price. In most cases, the Company attempts to have one line within each factory dedicated solely to the manufacture of the Company's products in order to improve productivity on the line and simplify quality control procedures.

    Sanders-Importacao E Exportacao Ltd. ("Sam & Libby Brazil"), the Company's wholly-owned subsidiary and exclusive agent in Brazil, produced prototypes of new footwear styles, placed orders with Brazilian factories, monitored manufacturing quality on a daily basis, inspected finished goods and coordinated shipment of finished goods to the United States. In the last quarter of 1995, the Company sold the building and closed its Brazilian office operation. Sam & Libby currently uses independent agents in the Far East to perform similar services for the Company.

IMPORTS AND IMPORT RESTRICTIONS

    In 1995, substantially all of the Company's products were manufactured in Brazil, Taiwan, China, Italy and Hong Kong. Although the Company has no long-term manufacturing agreements with its producers and competes with other companies for production facilities (including companies that are much larger than the Company), management believes that the Company's relationships with its footwear producers are currently satisfactory and that it has the ability to develop, over time, alternative sources in various countries for the footwear obtained from its current producers. The Company's operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

    The Company's arrangements with its manufacturers and suppliers are subject to the usual risks of doing business abroad, including revaluation of currencies, export duties, import controls and trade barriers, tariffs, quotas, restrictions on the transfer of funds and, in certain parts of the world, political instability. Although the Company has not to date, been materially affected by any such risk, it cannot predict the likelihood that such developments will not occur. The Company's products are also subject to United States customs duties. United States customs duties currently are 10% of factory cost on footwear made principally of leather, 6% of factory cost on synthetic footwear and up to 48% of factory cost on canvas and fabric shoes. The Company is unable to predict whether additional

United States customs duties, quotas or restrictions could result in increases in the costs of such products generally and might adversely affect the sales or profitability of the Company and the footwear industry as a whole.

DISTRIBUTION

    The Company has a contract (the "RML Agreement") with RML Limited ("RML"), an independent warehouse facility located in Harrisburg, Pennsylvania pursuant to which RML provides the Company with warehouse, distribution, inspection and other services for a fee based upon gross shipping dollars, which is calculated on a declining percentage as various sales plateaus are achieved. The agreement expired by its term in April 1995 but is automatically renewable from year to year unless either party gives notice of non-renewal. Neither party has given such notice and the agreement remains in effect.

BACKLOG

    At the end of 1995, the Company had unfilled customer orders of approximately $15.1 million compared with $14.6 million at the end of 1994. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

TRADEMARKS

    SAM & LIBBY-Registered Trademark-, LIBBY-Registered Trademark-, JEFF & KRISTI-Registered Trademark- and NEW NINETIES-Registered Trademark- are registered trademarks of the Company and JUST LIBBY-TM- is a trademark of the Company. In an effort to protect possible future overseas licensing activities, the Company registers its trademarks in various foreign countries. The Company regards its trademarks and other proprietary rights as valuable assets and intends to vigorously defend them against infringement.

COMPETITION

    There is intense competition in the sectors of the footwear market in which the Company competes. The Company's competitors include numerous manufacturers, importers and distributors, many of which have significantly greater financial, distribution, advertising and marketing resources and have better known brand names than the Company. The Company competes with distributors that import footwear products from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce footwear products domestically. The principal elements of competition in the footwear market include product style and color selection, price, value, comfort, quality (both in material and production), brand awareness, brand positioning, advertising, marketing and distribution. The Company believes that retailer and consumer recognition of the SAM & LIBBY brand name and image has been a significant factor in the Company's business. The Company also believes that its ability to identify, evaluate and respond to changing fashion trends and consumer demands has been a significant factor in its business. The Company's ability to deliver quality merchandise in a timely manner is also a critical competitive factor, particularly in connection with the introduction of new product lines. The Company's ability to maintain existing relationships and develop new relationships with foreign manufacturers is another important element in its ability to compete.

    The Company also faces competitive challenges in connection with its outlet store and retail store. These stores encounter competition from other outlet stores as well as other retail footwear stores, department stores and specialty retail stores. The principal competitive factors with respect to store operations include location, environment and service. While the Company believes that it will be able to compete effectively for site locations and lease terms for future stores, if any, competition will be intense for prime locations within the most desirable malls. Competition will include large national chains that have substantially greater financial and other resources than the Company.

EMPLOYEES

    As of March 29, 1996, the Company had 39 full-time employees in the United States, including 5 in executive or managerial positions, 10 in design, production, advertising or public relations positions, 14 in retail store operations, and the balance in sales, clerical and other office positions.

ITEM 2.  PROPERTIES

    The Company's design, sales, marketing and executive offices and its showroom are located in the same building in New York City. The lease for the fourth floor of the executive offices covers approximately 6,500 square feet and expires in April 1998. The lease for the showroom space covers approximately 6,500 square feet and expires in April 1997. In January of 1996, the Company sublet the fourth floor and gave a concession for seven months free rent. All employees are now situated on one floor. The Company also leases approximately 1,200 square feet in a showroom in Dallas pursuant to a lease that expires in May 1998. As of the end of fiscal 1995, the Company had two lease agreements for terms not exceeding five years for an outlet store in Vacaville, California (approximately 2,200 square feet) and a full price retail footwear store located in Beverly Hills, California (approximately 1,000 square feet). The Company believes that its existing facilities are adequate to meet current and foreseeable requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms. Sam & Libby Brazil sold the office building in Novo Hamburgo, Brazil during the fourth quarter of 1995.

ITEM 3.  LEGAL PROCEEDINGS

    On April 27, 1992, a class action lawsuit was filed against the Company and certain of its directors and officers and the managing underwriters of the Company's initial public offering for alleged violations of federal securities laws and state common law. The complaint sought unspecified actual and punitive damages, costs and attorney's fees on behalf of purchasers of the Company's Common Stock during the period from December 4, 1991 through April 24, 1992. Similar follow-on suits, containing virtually identical allegations, were filed by six other plaintiffs. The district court ordered consolidation of all of the complaints into one class action.

    On August 1, 1994, the district court entered final judgment approving the settlement and dismissing the lawsuit. Under the terms of the settlement, the claims against the Company and other defendants were dismissed without any admission or presumption of liability or wrongdoing. A settlement fund consisting of $6.25 million in cash and 595,000 shares of the Company's Common Stock was established. The Company contributed $2.15 million in cash into the fund in March 1994 and the Company's director's and officer's liability insurance carrier contributed $4.1 million into the fund in August 1994. In October 1995 the Company contributed the 595,000 shares of Common Stock into the fund and the escrow agent is distributed the shares to the claimants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The Company's Common Stock was traded on the Nasdaq National Market under the symbol "SAML" from December 4, 1991, the date of the Company's initial public offering, until June 27, 1996. Effective June 27, 1996, the Company's Common Stock was removed from trading on the Nasdaq National Market for failure to meet certain listing requirements. As of June 27, 1996, the Company's Common Stock was traded in the over-the-counter market and was not included for quotation on NASDAQ or any other independent quotation service.

    The following table sets forth the high and low closing sales prices of the Company's Common Stock for the years ended December 30, 1995 ("1995") and December 31, 1994 ("1994"), as reported by the Nasdaq National Market:

                                                                                         HIGH          LOW
                                                                                       ---------    ---------
1994
  First Quarter.......................................................................   3 1/8        1 1/2
  Second Quarter......................................................................   2 1/2        1 1/2
  Third Quarter.......................................................................   1 11/16        15/16
  Fourth Quarter......................................................................   1 1/2          11/16

1995
  First Quarter.......................................................................   2 1/2          7/8
  Second Quarter......................................................................   3 1/4        1 3/4
  Third Quarter.......................................................................   2 15/16      1 7/16
  Fourth Quarter......................................................................   1 15/16        13/16

    As of March 22, 1996, the Company had 1,096 shareholders of record. The Company has no shares of any other class of capital stock outstanding other than its Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception, other than distributions to Samuel L. Edelman, Louise
B. Edelman and Stuart L. Kreisler (the "Principal Shareholders") during the period that the Company was an S Corporation and in connection with the termination of the Company's status as an S Corporation. The Company currently anticipates that any future earnings will be retained for development of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below for the years ended December 31, 1991, 1992, January 1, 1994, December 31, 1994 and December 30, 1995 has been derived from the Company's Consolidated Financial Statements, and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. See Notes 1 and 12 of Notes to Consolidated Financial Statements regarding change in fiscal year and discontinued operations, respectively.

                                                                        YEAR ENDED
                                            -------------------------------------------------------------------
                                            DECEMBER 30,  DECEMBER 31,  JANUARY 1,   DECEMBER 31,  DECEMBER 31,
                                                1995          1994         1994          1992          1991
                                            ------------  ------------  -----------  ------------  ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net revenue...............................   $   38,755    $   36,540    $  33,217    $   63,583    $   85,047
Gross profit..............................        9,269         7,654        3,132        18,716        33,738
Net income (loss) from continuing
 operations...............................       (3,773)       (3,789)     (16,174)       (1,925)       11,532
Net (loss) from discontinued operations
 including applicable tax effect..........       --            --             (648)         (915)       --
Net income (loss).........................   $   (3,773)   $   (3,789)   $ (16,822)   $   (2,840)   $   11,532
                                            ------------  ------------  -----------  ------------  ------------
                                            ------------  ------------  -----------  ------------  ------------
Net income (loss) per share from
 continuing operations....................   $    (0.35)   $    (0.35)   $   (1.60)   $    (0.19)   $     1.28
Net income (loss) per share from
 discontinued operations..................                     --            (0.06)        (0.09)       --
Net income (loss) per share...............   $    (0.35)   $    (0.35)   $   (1.66)   $    (0.28)   $     1.28
                                            ------------  ------------  -----------  ------------  ------------
Pro forma net income......................   $   --        $   --        $  --        $   --        $    8,577(1)
Pro forma net income per share............   $   --        $   --        $  --        $   --        $     0.95(1)
                                            ------------  ------------  -----------  ------------  ------------
Weighted average shares outstanding.......       10,878        10,800       10,163        10,075         9,005
                                            ------------  ------------  -----------  ------------  ------------
BALANCE SHEET DATA (AT PERIOD END):
Working capital...........................   $      989    $    3,391    $   6,558    $   21,065    $   24,327
Total assets..............................        9,475         7,849       14,836        29,087        38,157
Long-term obligations.....................           91            99          195           227           267
Shareholders' equity......................        1,746         5,019        8,454        23,844        26,797
Shareholders' equity per share............          .16          0.46         0.78          2.37          2.98

- - ------------------------
(1) Includes adjustments related to executive compensation and income taxes related to the Company's status as an S Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion of the Company's consolidated results of operations for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 ("1993") includes the results of operations of Sam & Libby Brazil, Sam & Libby Hong Kong and Sam & Libby Outlets, Inc., a wholly-owned subsidiary of the Company ("Sam & Libby Outlets").

RESULTS OF OPERATIONS

NET REVENUE

    Net revenue for 1995 increased approximately 6% from 1994. Before returns and allowances, sales actually were higher by approximately 9% but significant returns and allowances especially in the fourth quarter of 1995 negatively impacted the net sales line for 1995. One of the reasons for the excessive returns in the fourth quarter of 1995 was related to quality problems for certain styles of Fall 1995 shoes.

    In an attempt to remedy the traditional low sales volume in the fourth quarter, the Company planned a fourth quarter business based on a suede sneaker program which would be a natural evolution of its strong canvas sneaker program during the preceding nine months. The very soft retail market for back-to-school reduced the department stores' ability to buy fourth quarter merchandise which resulted in a poor selling fourth quarter and a higher than anticipated inventory level (see gross profit discussion). Further adversely impacting net revenue were additional markdowns in the fourth quarter given to customers because of the weak sales at retail during for the fall selling season.

    Net revenue for 1994 increased 10.0% from 1993. Sales of branded footwear increased 14.7% while private label commission revenue decreased 82.6%. The increase in sales of branded footwear is principally attributable to increased sales of units closer to the list price of SAM & LIBBY brand women's and children's footwear due to better end customer acceptance of the Company's products and decreased returns and customer allowances. The reduction in private label revenue was a result of management's decision to focus its energies towards the branded label business.

    Despite the improved performance of 1994 compared to 1993, fourth quarter 1994 revenue was negatively affected by the Company's decision to not design and produce a holiday/resort line of shoes, additional customer allowances given in the fourth quarter of 1994 as well as the decision by the Company to curtail buying inventory without significant customer orders. In addition, the loss of fourth quarter revenue reflected the continued weak economic and retailing environment and competitive pressures.

GROSS PROFIT

    Gross profit as a percentage of net revenue ("Profit Margin") improved to 23.9% in 1995 from 20.9% in 1994. Profit margin before customer allowances and markdowns improved approximately 6% from 1994 since the Company was able to sell more of its merchandise closer to the list price. Negatively impacting the Profit Margin were additional allowances given to customers as well as higher inventory markdowns necessitated by the excessive level of Fall 1995 inventory as stated above. The effect of customer allowances as well as inventory markdown was especially affected in the fourth quarter of 1995 which resulted in a negative gross margin for the reasons stated.

    The Profit Margin improved to 20.9% in 1994 from 9.4% in 1993. The increase is principally a result of the factors mentioned above (reduced allowances and a greater proportion of units sold closer to the list price) combined with lower 1994 inventory reserves which are a function of a reduced level of prior season inventory. In addition, during the third quarter of 1994, the Company recovered approximately $500,000 of chargebacks (net of expenses) fully reserved in prior periods. The negative profit margin in the fourth quarter of 1994 is a function of the items mentioned above. The decline in private label revenue negatively affected the Profit Margin in 1994 when compared to 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses ("SG&A") as a percentage of net revenue slightly increased from $10,978 (30.0% of net revenues) in 1994 to $11,539 (29.8% of net revenues) in 1995. The increases is principally a result of additional advertising expenses in 1995.

    SG&A as a percentage of net revenue decreased from $13,946 (42.0% of net revenues) in 1993 to $10,978 (30.0% of net revenues) in 1994. The reduction in both percentage and absolute dollars is principally due to reductions in advertising, staffing, commissions and overall administrative expense control.

SETTLEMENT OF SHAREHOLDER LAWSUIT

    On April 27, 1992, a class action lawsuit was filed against the Company and certain of its directors and officers and the managing underwriters of the Company's initial public offering for alleged violations of federal securities laws and state common law. The complaint sought unspecified actual and punitive damages, costs and attorney's fees on behalf of purchasers of the Company's Common Stock during the period from December 4, 1991 to April 24, 1992. Similar follow-on suits, containing virtually identical allegations, were filed by six other plaintiffs. The district court ordered consolidation of the complaints into one class action lawsuit.

    On August 1, 1994, the district court entered final judgment approving the settlement and dismissing the lawsuit. Under the terms of the settlement, the claims against the Company and other defendants were dismissed without any admission or presumption of liability or wrongdoing. A settlement fund consisting of $6.25 million in cash and 595,000 shares of the Company's Common Stock was established. The Company contributed $2.15 million in cash into the fund in March 1994 and the Company's director's and officer's liability insurance carrier contributed $4.1 million into the fund in August 1994. In October 1995 the Company contributed the 595,000 shares of Common Stock into the fund and the escrow agent distributed the shares to the claimants.

    During the second quarter of 1993, the Company recorded a charge to earnings of $4.1 million for the Company's estimated share of the expenses associated with the settlement of the lawsuit. During the fourth quarter of 1993, the Company reduced its previous estimate of the settlement by $750,000. See Note 11 of Notes to Consolidated Financial Statements.

CORPORATE OFFICE RELOCATION

    In April 1993, the Company announced the relocation of its corporate headquarters from San Carlos, California to New York City, and recorded a charge to earnings of $1.5 million for expenses associated with the relocation, including certain personnel costs, write-offs of leasehold improvements and equipment and certain other expenses. The Company closed its San Carlos office on June 30, 1993.

    The Company has a contract (the "RML Agreement") with RML Limited ("RML"), an independent warehouse facility located in Harrisburg, Pennsylvania pursuant to which RML provides the Company with warehouse, distribution, inspection and other services for a fee based upon gross shipping dollars, which is calculated on a declining percentage as various sales plateaus are achieved. The agreement expired by its term in April 1995 but is automatically renewable from year to year unless either party gives notice of non-renewal. Neither party has given such notice and the agreement remains in effect.

DISCONTINUED OPERATIONS

    In the first quarter of 1993, the Company signed an agreement, effective May 1, 1993, to transfer its apparel division to AMG Apparel Ltd. ("AMG"), an apparel and licensing company located in Los Angeles. In exchange for the use of the SAM & LIBBY trademark, the Company was to receive a royalty based on AMG's sales of SAM & LIBBY apparel. The Company received no royalty revenue in 1994. During 1994, AMG stopped paying its royalty obligations. The Company has commenced legal action to regain the rights to its merchandise apparel. In connection with the transfer of the apparel business to AMG, the Company has completed the liquidation of its Hong Kong subsidiary in the fourth quarter of fiscal 1995. Costs associated with the liquidation were $30,000 and are included as part of other expenses in the 1995 financial statements. In 1993, the Company's net revenue from the apparel business was $3.6 million, cost of goods sold and operating expenses from the apparel business were $4.0 million and the loss from discontinued operations includes a tax provision of $300,000. See Note 12 of Notes to Consolidated Financial Statements.

INTEREST EXPENSE

    The increase in interest expense to $1,045,000 in 1995 from $500,000 in 1994 and $300,000 in 1993 was a result of the Company's increasing need for the three consecutive years for cash advances from its factor against unmatured factored accounts receivable. In addition, the need for cash advances in 1994 was also a result of the payment in March 1994 of $2.15 million for the settlement of the shareholder lawsuit and the payment of the Company's note payable. See Note 11 of Notes to Consolidated Financial Statements.

INTEREST AND OTHER INCOME/(EXPENSE)

    In the fourth quarter of 1995, management made the determination to close the Company's operations in Brazil, as the Company's buying strategy shifted from Brazil to China. As a result, the Company took a charge of $427,000 for closing the operations.

    Other expense in 1995 includes the loss in the sale of the building in Brazil and certain expenses related to the closing of the Hong Kong office, as discussed earlier. Interest and other income decreased in 1994 compared to 1993 because of the decrease in matured funds caused by the items mentioned above in interest expense.

PROVISION FOR INCOME TAXES

    In 1992, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of the change in accounting for income taxes on the Company's financial position through December 31, 1991 was not significant. In 1992, the Company's effective tax benefit of 19.0% was the result of financial statement recognition of tax loss carrybacks and carryforwards. In the first quarter of 1993 the Company increased the deferred tax benefit based on the loss for the first quarter at an effective tax rate of 38.0%. As a result of the significant losses incurred in the second quarter of 1993, the Company made a determination to eliminate the deferred tax asset and took a charge of $700,000 for the year. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company assigns all of its trade receivables to its factor and lender in accordance with a factoring and financing arrangement (the "Agreement"), as discussed in Note 2 in the notes to the financial statements. Approximately 85% of trade receivables are sold on a nonrecourse basis. For those amounts assigned on a recourse basis, the Company either obtains credit insurance, requires cash deposits, or receives letters of credit payable to the Company.

    The Company is experiencing continuing losses from operations. During 1995, the Company was able to fund its operating losses and cash used in operations through advances from its factor based on the collateral borrowing formula as well as an overadvance line. In order for the Company to avail itself of this overadvance line, a principal shareholder and executive offices of the Company, executed a personal guarantee up to $500,000 of the overadvance facility in the form of collateral assigned to the factor. In addition to the above, the Company is negotiating deferring approximately $4,500,000 of payments due to the Company's two major suppliers. The Company is currently negotiating a conversion of trade debt to equity with these two suppliers for a part or all of the outstanding indebtedness.

    The Company also has a letter of credit agreement from its factor. Letter of credit financing, which reduces the advance availability under the borrowing base formula, was insignificant in 1995 and in 1994. Outstanding letters of credit in the amount of $30,000 on December 30, 1995 are secured by the Company's merchandise inventories.

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The Company is in default of its factoring and financing agreement (Note 2), is experiencing continuing losses from operations and difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    The Company's continued existence is dependent upon its ability to improve its operating results during 1996. Management's plans to improve its operations and liquidity include i) reducing inventory levels by liquidating existing inventory levels and by purchasing goods closer to sale commitments, ii) increasing market penetration of the Company's Kid's line of shoes which are expected to generate higher margins, iii) instituting an extensive cost reduction program that is expected to reduce general and administrative expenses through a reduction in certain payroll costs, consolidation of office space, as well as a close monitoring of other expenses, iv) negotiating a new financing agreement, with an overadvance provision from the Company's factor and lender (including obtaining a waiver for the current default position), and vi) obtaining financing from two existing agents.

    The Company believes it can improve its operating results based on the above plans. Management believes execution of those steps will provide sufficient liquidity for it to continue as a going concern in its present form. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form. However, there can be no assurance that all of these steps, if successfully completed, can improve the Company's operating results.

    The Company is currently operating with a discretionary overadvance facility provided by the factor.

    The Company's business does not require significant capital expenditures. Capital expenditures for 1995 totaled $182,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements as of December 30, 1995 and December 31, 1994 and for each of the three years in the period ended December 30, 1995 are included in this report as listed on the Index to Financial Statements appearing in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages as of May 10, 1996, are as follows:

                                                                                                           OFFICER/
                                                                                                           DIRECTOR
          NAME                AGE                                  POSITION                                  SINCE
- - ------------------------      ---      -----------------------------------------------------------------  -----------
Samuel L. Edelman                 44   Chairman of the Board, President and Chief Executive Officer             1987
Louise B. Edelman                 42   Executive Vice President, Corporate Development and Director             1987
Kenneth M. Sitomer                49   Chief Operating Officer and Chief Financial Officer                      1993
Stuart L. Kreisler                49   Vice Chairman of the Board                                               1991
I. Jay Goldfarb                   62   Director                                                                 1992
Howard Platt                      69   Director                                                                 1996

    Samuel L. (Sam) Edelman co-founded the Company with his wife, Louise B. Edelman, in October 1987. Since the Company's inception, Mr. Edelman has served as the Chairman of the Board, President and Chief Executive Officer. From April 1983 to July 1987, Mr. Edelman served as the President of the Esprit Footwear Division of Esprit De Corp., an apparel and footwear company ("Esprit"). Prior to April 1983, Mr. Edelman occupied various executive positions, including Executive Vice President of Kenneth Cole Productions, a footwear company.

    Louise B. (Libby) Edelman, a co-founder of the Company, served as Senior Vice President -- Image from the Company's founding until the second quarter of 1992. At the time, Ms. Edelman was promoted to Executive Vice President -- Corporate Development. Prior to October 1987, Ms. Edelman held various positions, including National Sales Manager for Esprit Kids Shoes, Director of Public Relations for Calvin Klein Ltd., a fashion company, and Senior Fashion Editor of SEVENTEEN, MADEMOISELLE and HARPER'S BAZAAR magazines. Ms. Edelman has served as a Director of the Company since its founding.

    Kenneth M. Sitomer has been the Chief Operating Officer and Chief Financial Officer of the Company since May 1993. Prior to May 1993, Mr. Sitomer served as President and Chief Executive Officer of Russ Togs, a publicly-held women's apparel company ("Russ Togs"), from September 1989 to January 1992. Mr. Sitomer was employed as President and Chief Executive Officer of Bidermann Industries USA, Inc., ("Bidermann") from 1986 to 1989, as Executive Vice President and Chief Operating Officer from 1977 to 1986 and as Executive Vice President and Chief Financial Officer from 1974 to 1977.

    Stuart L. Kreisler has been the Vice Chairman of the Board since May 1991. Since September 1988, Mr. Kreisler has been a private investor in, consultant to and a director of the Company. Mr. Kreisler was owner of Ralph Lauren Womenswear, a fashion company, from October 1973 until its acquisition by Bidermann Industries, Inc. in August 1980, following which he served as its President and Chief Executive Officer until August 1988.

    I. Jay Goldfarb is the Managing Partner of Goldfarb, Whitman & Cohen, an accounting firm. Mr. Goldfarb has been a partner of Goldfarb, Whitman & Cohen since 1978.

    Howard Platt has been an independent consultant to several shoe importing, manufacturing and wholesaling businesses since 1990. Mr. Platt has been a Director of the Company since April, 1996.

    With the exception of Sam Edelman and Libby Edelman, who are married to each other, there is no family relationship among directors or executive officers of the Company.

    Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports of ownership with the Securities and Exchange Commission (the "SEC") and with the National Association of Securities Dealers, Inc. Such officers, directors and shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, between January 1, 1995 and December 30, 1995, all Section 16(a) filing requirements applicable to its officers, directors and 10% Shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

    The following table sets forth the compensation paid to the Company's Chief Executive Officer and the four other most highly paid executive officers (determined as of December 30, 1995) for the fiscal years ended December 30, 1995 (FY1995), December 31, 1994 (FY1994) and January 1, 1994 (FY1993).

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                                                                                    ------------------------
                                                      ANNUAL COMPENSATION                    AWARDS
                                             -------------------------------------  ------------------------
                                                                     OTHER ANNUAL   RESTRICTED   SECURITIES     ALL OTHER
                                                                     COMPENSATION      STOCK     UNDERLYING   COMPENSATION
  NAME AND PRINCIPAL POSITION       YEAR     SALARY($)  BONUS($)(1)       ($)        AWARDS($)   OPTIONS(#)      ($)(2)
- - --------------------------------  ---------  ---------  -----------  -------------  -----------  -----------  -------------
Samuel L. Edelman                      1995  $ 250,000      --            --            --           --            --
 Chairman of the Board,                1994    250,000      --            --            --           --            --
 President and Chief Executive         1993    275,828      --            --            --           --            --
 Officer
Louise B. Edelman                      1995  $ 100,000      --            --            --           --         $   9,000
 Senior Vice President,                1994    100,000      --            --            --           --            --
 Corporate Development                 1993    112,288      --            --            --           --         $   8,250
Stuart L. Kreisler                     1995     --          --            --            --           --            --
 Vice Chairman of the Board            1994     --          --            --            --           --            --
                                       1993     --          --        $ 100,000(3)      --           --            --
Kenneth M. Sitomer                     1995  $ 316,755      --            --        $  91,666        --         $  18,000
 Chief Operating Officer and           1994    313,755      --            --            --           --            --
 Chief Financial Officer               1993    203,423      --            --        $ 299,900(4)    500,000     $  18,000
Michael H. Wasserman(5)                1995  $ 138,654   $  20,000        --            --           --            --
 Vice President of Finance             1994    103,462      --            --            --           --            --
                                       1993     80,000                    --            --           50,000        --

- - ------------------------------
(1) The Company pays bonuses to executive officers based on the officer's base salary, other compensation and an evaluation of the Company's financial performance and the individual's performance during the fiscal year.

(2) Includes the allocated amount of personal use of company automobiles, relocation allowances pursuant to the move of the Company's corporate offices from San Bruno, California to New York, New York in the 1993 fiscal year and premium payments paid by the Company for life insurance for the named executive officer and health insurance for dependants of the named executive officer.

(3)  Represents consulting fees paid to Mr. Kreisler.

(4) Pursuant to the terms of his Employment Agreement, Mr. Sitomer purchased 100,000 shares of Common Stock (the "Restricted Shares") for an aggregate purchase price of $100 in May 1993. The market value of the Restricted Shares on the date of grant was $3.00 per share. The restrictions on the Restricted Shares lapse as follows: 33,333 shares on April 30, 1994, 33,333 shares on April 30, 1995, and 33,334 shares on April 30, 1996.

(5) Mr. Wasserman resigned as Vice President of Finance and left the Company in March 1996.

OPTION GRANTS IN FISCAL 1995

    There were no stock options granted during the fiscal year ended December 30, 1995, to the named executive officers.

OPTION EXERCISES AND FISCAL YEAR-END HOLDINGS

    There were no option exercises in fiscal 1995 by any named executive officer. The following table sets forth information concerning stock options held by each of the named executive officers on December 30, 1995.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION VALUE TABLE

                                                               NUMBER OF SECURITIES       VALUE OF UNEXERCISABLE
                                                              UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                                            OPTIONS AT FISCAL YEAR END     FISCAL YEAR END (1)
                                                            --------------------------  --------------------------
                                                            EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                                            -----------  -------------  -----------  -------------
Samuel L. Edelman.........................................      --            --            --            --
Louise B. Edelman.........................................      --            --            --            --
Stuart L. Kreisler........................................      --            --            --            --
Kenneth M. Sitomer........................................     200,000        300,000   $   150,000   $   225,000
Michael H. Wasserman......................................      33,333         16,667       --            --

- - ------------------------
(1) Value of unexercised options is based on the last reported sale price of the Company's Common Stock on the Nasdaq National Market of $1.00 per share on December 29, 1995 (the last trading day for the fiscal year ended December 30, 1995) minus the exercise price.

COMPENSATION OF DIRECTORS

    Each director who is not an employee of or a consultant to the Company (an "Outside Director") receives $10,000 per year, in addition to $500 for each meeting of the Board of Directors attended. All directors receive reimbursement of reasonable out- of-pocket expenses incurred in connection with meetings of the Board of Directors.

    Outside Directors also participate in the Company's 1991 Stock Option Plan. The 1991 Stock Option Plan was originally approved by the Board of Directors and shareholders of the Company in September 1991. An amendment to the 1991 Stock Option Plan to increase the total number of shares reserved for issuance thereunder from 500,000 to 1,500,000 was approved by the Board of Directors in February 1993 and by the shareholders in May 1993. The 1991 Stock Option Plan provides that each Outside Director automatically is granted an option to purchase 5,000 shares of Common Stock upon first becoming a director and is granted another option to purchase 5,000 shares of Common stock annually thereafter so long as he or she remains an Outside Director. The options granted to Outside Directors are for five year terms and vest at the rate of 25% per year. The exercise price of options granted to Outside Directors must equal 100% of the fair market value of the Company's Common Stock on the date of grant. Outside Directors may not be granted any option pursuant to the 1991 Stock Option Plan other than those options granted automatically as described herein.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

    In May 1993, the Company entered into an Employment Agreement (the "Employment Agreement") with Mr. Sitomer pursuant to which Mr. Sitomer will serve as the Company's Chief Operating Officer through April 30, 1997. Pursuant to the Employment Agreement, Mr. Sitomer's base salary is $300,000 per year, subject to certain cost of living adjustments. Incentive compensation is both cash-based and equity-based. Upon execution of the Employment Agreement, Mr. Sitomer purchased 100,000 Restricted Shares for an aggregate purchase price of $100. The market value of the Restricted Shares on the date of grant was $3.00 per share. The restrictions on such shares have lapsed as to all of the Restricted Shares. In addition, under the terms of the Employment Agreement, Mr. Sitomer was granted a non-statutory stock option (the "Old Option") to purchase 500,000 shares at an exercise price based on a formula set forth in the Employment Agreement. The option had a term of ten years and vested 20% on each of April 30, 1994, April 30, 1995, and April 30, 1996, and 40% on April 30, 1997, as long as Mr. Sitomer remained an employee. On November 9, 1994, the Board approved an amendment to the Employment Agreement, including the grant of a new non-statutory stock option (the "New Option") for 500,000 shares at an exercise price of $0.25 per share upon cancellation of the Old Option. The New Option has the same term as the Old Option and vests 40% on May 9, 1995, 20% on April 30, 1996 and 40% on April 30, 1997, as long as Mr. Sitomer remains an employee.

    Under the Employment Agreement, Mr. Sitomer may earn a bonus for the 1995, 1996 and 1997 fiscal years based on the performance of the Common Stock and the Company's operating performance according to the following formulas. For the 1995 fiscal year, if the average of the last sale prices of the Company's Common Stock (the "Post Announcement Average Stock Price") for the five trading days commencing on the date that is the seventh calendar day after the date that the Company first releases to the public its earnings for the fiscal year ending December 30, 1995, is not at least $2.00 higher than the Post Announcement Average Stock Price for the 1994 fiscal year (which was $2.925 per share), then Mr. Sitomer will earn a bonus for fiscal 1995 equal to 5.0% of pre-tax profits of the Company and its subsidiaries for fiscal 1995, provided that Mr. Sitomer remains in the employ of the Company throughout fiscal 1995. For the 1996 fiscal year, if the Post Announcement Average Stock Price following the Company's earnings release for the 1996 fiscal year is not at least $2.00 higher than the Post Announcement Average Stock Price for the 1995 fiscal year, then Mr. Sitomer will earn a bonus for fiscal 1996 equal to 4.5% of pre-tax profits of the Company and its subsidiaries for fiscal 1996, provided that Mr. Sitomer remains in the employ of the Company throughout fiscal 1996. For the 1997 fiscal year, if the Post Announcement Average Stock Price following the Company's earnings release for the 1997 fiscal year is not at least $2.00 higher than the Post Announcement Average Stock Price for the 1996 fiscal year, then Mr. Sitomer will earn a bonus for fiscal 1997 equal to 4.5% of pre-tax profits of the Company and its subsidiaries for fiscal 1997 multiplied by a fraction, the numerator of which is the number of days from January 1, 1997, to the date Mr. Sitomer's employment terminates and the denominator of which is 365.

    The Employment Agreement also contains certain provisions regarding compensation to be paid to Mr. Sitomer in the event that his employment is terminated, a Change of Control (as defined) occurs or a merger or sale of the Company takes place. In the event that prior to April 30, 1997, Mr. Sitomer's employment is terminated either (i) by the Company other than for Cause (as defined) or (ii) by Mr. Sitomer for Good Reason (as defined), then Mr. Sitomer shall be entitled to (a) receive bi-weekly payments of his salary at $300,000 per annum through April 30, 1997, subject to 50% mitigation, (b) the immediate 100% vesting and exercisability of the 500,000 non-statutory stock options (pursuant to the New Option) that have not previously vested or become exercisable and (c) the immediate vesting of the 100,000 Restricted Shares and the removal of all restrictions pertaining thereto. In addition, Mr. Sitomer will receive that portion of any cash bonus earned, if any, attributable to any completed fiscal year which has accrued but has not yet been paid.

    In the event that a Change of Control of the Company occurs while Mr. Sitomer remains employed by the Company, Mr. Sitomer will be entitled to (i) receive bi-weekly payments of his salary at $300,000 per annum through April 30, 1997, subject to 50% mitigation, (ii) the immediate 100% vesting and exercisability of the 500,000 non-statutory stock options (pursuant to the New Option) that have not previously vested and become exercisable and (iii) the immediate vesting of the 100,000 Restricted Shares and the removal of all restrictions pertaining thereto. In addition, if Mr. Sitomer would have been entitled to a cash bonus for the fiscal year in which such Change of Control occurs, had his employment continued through the end of such fiscal year, then Mr. Sitomer will receive a bonus for such fiscal year equal to the amount due for the fiscal year multiplied by a fraction, the numerator of which is the number of days from the beginning of that fiscal year to the date on which the Change of Control occurred, and the denominator of which is 365. In addition, Mr. Sitomer will receive that portion of any bonus, if any, attributable to any completed fiscal year which has accrued but has not yet been paid.

    Under the Employment Agreement, a "Change of Control" occurs when (i) (a) any person or group of persons (as defined in Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), together with its affiliates, becomes the beneficial owner, directly or indirectly, of 20% or more of the voting power of the then outstanding securities of the Company entitled to vote for the election of directors (excluding any person or group of persons (as defined in Rule 13d-5 under the Exchange Act) that was the beneficial owner of 20% or more of the voting power of the outstanding securities of the Company entitled to vote for the election of directors on May 3, 1993) and (b) Samuel L. Edelman shall no longer be the Chief Executive Officer of the Company; (ii) (a) the approval by the Company's shareholders of the merger or consolidation of the Company with any other corporation, the sale of substantially all of the assets of the Company or the liquidation or dissolution of the Company, unless, in the case of a merger, consolidation or sale of substantially all assets, the incumbent directors in office immediately prior to such merger, consolidation or sale of assets will constitute at least two-thirds of the board of directors of the surviving corporation of such merger or consolidation or the corporation acquiring such assets and any parent (as such term is defined in Rule 12b-2 under the Exchange Act) of such corporation and (b) Samuel L. Edelman shall no longer be the Chief Executive Officer of either the entity or the division of the entity that continues the business of the Company and is employing Mr. Sitomer as its Chief Operating Officer; or (iii) (a) at least two-thirds of the incumbent directors in office immediately prior to any other action proposed to be taken by the Company's shareholders determine that such proposed action, if taken, would constitute a Change of Control of the Company and such action is taken and (b) Samuel L. Edelman shall no longer be the Chief Executive Officer of either the entity or the division of the entity that continues the business of the Company and is employing Mr. Sitomer as its Chief Operating Officer.

    In the event that (i) the Company merges or consolidates with another entity or sells all or substantially all of its assets to another entity within two years after the date of termination of Mr. Sitomer's employment (for any reason other than for Cause or the expiration of the employment term) and (ii) such merger, consolidation or sale of assets is made with or to an entity with which Mr. Sitomer was involved in negotiations pertaining to a merger, consolidation or sale of substantially all the assets of the Company during the period he was employed by the Company, then Mr. Sitomer will be entitled to the immediate 100% vesting and exercisability of the 500,000 non-statutory stock options (pursuant to the New Option) that have not previously vested or become exercisable, effective immediately before the consummation of such merger, consolidation or sale of assets.

    There are no other employment contracts between the Company and any of the named executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors presently consists of Directors I. Jay Goldfarb and Stuart L. Kreisler. Former Director Phillip White was a member of the Compensation Committee during the fiscal year ended December 30, 1995. No executive officer of the Company served on the Compensation Committee of another entity or on any other committee of the board of directors of another entity performing similar functions during the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 1996, as to (a) each current director; (b) each executive officer named in the Summary Compensation Table; (c) all directors and executive officers as a group; and (d) each person known to the Company who beneficially owns more than 5% of the outstanding shares of its Common Stock:

                                                                            SHARES
                                                                          BENEFICIALLY PERCENTAGE OF
                            NAME AND ADDRESS                               OWNED (1)       TOTAL
- - ------------------------------------------------------------------------  -----------  -------------
Samuel L. Edelman (2) ..................................................    6,260,822        56.8%
58 West 40th Street
New York, New York 10018
Louise B. Edelman (3) ..................................................    5,102,822        46.3%
58 West 40th Street
New York, New York 10018
Stuart L. Kreisler (4) .................................................    1,158,000        10.5%
58 West 40th Street
New York, New York 10018
I. Jay Goldfarb (5) ....................................................       12,500        *
Howard Platt ...........................................................      --            --
Kenneth M. Sitomer (6) .................................................      400,000         3.5%
Michael H. Wasserman (7) ...............................................       50,000        *
All directors and officers as a group (7 persons) (8) ..................    6,723,322        59.0%

- - ------------------------
 *  Less than 1.0%.

(1) The table is based upon information supplied by directors, executive officers and principal shareholders. Unless otherwise indicated, each of the shareholders named in the table has sole voting and investment power with respect to all securities shown as beneficially owned, subject to community property laws where applicable and to the information contained in the footnotes to the table.

(2) Includes 5,102,822 shares owned directly by Mr. and Ms. Edelman as community property and 1,158,000 shares owned by Mr. Kreisler, which Mr. Edelman may be deemed to beneficially own as a result of his voting rights pursuant to a shareholders agreement among the Company, Mr. Edelman, Ms. Edelman and Mr. Kreisler (the "Shareholders Agreement"). See "Certain Relationships and Related Transactions Shareholders Agreement."

(3) Includes 5,102,822 shares owned directly by Mr. and Ms. Edelman as community property.

(4) Includes 1,158,000 shares owned by Mr. Kreisler with respect to which Mr. Edelman has certain voting rights pursuant to the Shareholders Agreement.

(5) Includes 12,500 shares subject to outstanding options that are exercisable within sixty days of March 31, 1996.

(6) Includes 300,000 shares subject to outstanding options that are exercisable within sixty days of March 31, 1996.

(7) Includes 50,000 shares subject to outstanding options that are exercisable within 60 days after March 31, 1996.

(8) Includes 362,500 shares subject to outstanding options that are exercisable within sixty days of March 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    S CORPORATION TERMINATION, TAX ALLOCATION AND INDEMNIFICATION AGREEMENT. The Company and Mr. Edelman, Ms. Edelman and Mr. Kreisler (collectively, the "Principal Shareholders") are parties to an S Corporation Termination, Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to their respective income tax liabilities. Because the Company has been fully subject to corporate income taxation since the date of the termination of its status as an S Corporation on December 3, 1991 (the "Termination Date"), the reallocation of income and deductions between the period during which the Company was treated as an S Corporation and the period during which the Company is subject to corporate income taxation may increase the taxable income of one party while decreasing that of another party. Accordingly, the Tax Agreement is intended to assure that taxes are born by the Company on the one hand and the Principal Shareholders on the other only to the extent that such parties received the related income. Subject to certain limitations, the Tax Agreement generally provides that the Principal Shareholders will be indemnified by the Company with respect to federal and state income taxes (plus interest and penalties) shifted from a Company taxable year subsequent to the Termination Date to a taxable year in which the Company was an S Corporation, and the Company will be indemnified by the Principal Shareholders with respect to federal and state income taxes (plus interest and penalties) shifted from an S Corporation taxable year to a Company taxable year subsequent to the Termination Date. The Tax Agreement also provides that the Principal Shareholders will indemnify the Company against any claims arising out of or based upon any material liabilities of the Company that were not reflected (or subject to adequate reserves) in the Company's financial statements as of December 4, 1991. Any payment made by the Company to the Principal Shareholders pursuant to the Tax Agreement may be considered by the Internal Revenue Service or state taxing authorities to be non-deductible by the Company for income tax purposes.

    SHAREHOLDERS AGREEMENT. The Company and the Principal Shareholders are parties to the Shareholders Agreement, which contains standstill provisions, transfer restrictions and voting restrictions applicable to Mr. Kreisler and Ms. Edelman and transfer restrictions applicable to Mr. Edelman.

    The Shareholders Agreement provides that Mr. Kreisler may not, subject to certain exceptions, acquire additional shares of the Company's voting stock without Mr. Edelman's prior consent, if after such acquisition Mr. Kreisler would own more than 20% of the outstanding voting stock of the Company. Mr. Edelman has a right of first refusal on all proposed transfers of shares by Mr. Kreisler, except transfers made directly to the Company, sales pursuant to a registered underwritten public offering, sales pursuant to Rule 144 ("Rule 144") under the Securities Act of 1933, as amended (the "Securities Act"), sales made in response to a tender offer which is not opposed by the Board of Directors of the Company, inter vivos gifts, including charitable donations, and transfers to and from Mr. Kreisler's estate in the event of his death. Mr. Kreisler has a parallel right of first refusal on all proposed transfers of shares by Mr. Edelman. Pursuant to the Shareholders Agreement, Mr. Kreisler must vote his shares on matters submitted to the Company's shareholders in the same proportion that Mr. Edelman votes his shares; provided, however, that with respect to the election of directors only, Mr. Kreisler is allowed to vote for himself as director any shares owned by him, except that if he owns more shares than necessary to ensure his own election, he is allowed to vote for himself as director only the minimum number of shares necessary to ensure his own election. The Shareholders Agreement provides that Mr. Kreisler will not solicit proxies or actively participate in any contested election without the prior consent of Mr. Edelman. Mr. Kreisler and, in the event of Mr. Kreisler's death, Mr. Kreisler's estate, have certain demand and piggyback registration rights. Mr. Kreisler's restrictions expire upon the earliest to occur of (i) such time as Mr. Edelman is no longer an officer or director of the Company, (ii) such time as Mr. Edelman no longer owns at least 20% of the Company's voting stock and
(iii) December 11, 1996. Mr. Kreisler's right of first refusal on proposed transfers by Mr. Edelman expires upon the earliest to occur of (i) such time as Mr. Kreisler is no longer a director of the Company, (ii) such time as Mr. Kreisler owns less than 10% of the Company's voting stock and (iii) December 11, 1996.

    The Shareholders Agreement addresses the voting control and ownership of Ms. Edelman's shares in the event that the Edelmans are divorced, as follows. First, Ms. Edelman will be prohibited, subject to certain exceptions, from acquiring additional shares of the Company's voting stock without Mr. Edelman's prior consent, if after such acquisition Ms. Edelman would own more than 20% of the outstanding voting stock of the Company. Second, Mr. Edelman, initially, and then Mr. Kreisler will have a right of first refusal on all proposed transfers by Ms. Edelman, subject to the same exceptions as Mr. Kreisler's and Mr. Edelman's transfer restrictions. Third, Ms. Edelman will have the right during the two year period after the date the divorce becomes final to require Mr. Edelman to purchase her shares at the then prevailing market value. Fourth, Ms. Edelman will agree to vote her shares on all matters submitted to the Company's shareholders (including the election of directors) in the same proportion that Mr. Edelman votes his shares. Ms. Edelman's standstill, transfer and voting restrictions terminate, whether or not the Edelmans are divorced, upon the earliest to occur of (i) such time as Mr. Edelman is no longer an officer or director of the Company, (ii) such time as Mr. Edelman owns less that 20% of the Company's voting stock and (iii) December 11, 1996. Ms. Edelman and her estate will have registration rights similar to those of Mr. Kreisler.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    1.  FINANCIAL STATEMENTS.   The following Consolidated Financial  Statements
of  the Company  and Independent Auditors'  Report are  filed as a  part of this
Report:

                                                                                               PAGE
                                                                                           -------------
Independent Auditors' Report.............................................................       F-1
Consolidated Balance Sheets -- December 30, 1995 and December 31, 1994...................       F-2
Consolidated Statements of Operations -- Years Ended December 30, 1995, December 31, 1994
 and January 1, 1994.....................................................................       F-3
Consolidated Statements of Shareholders' Equity -- Years Ended December 30, 1995,
 December 31, 1994 and January 1, 1994...................................................       F-4
Consolidated Statements of Cash Flows -- Years Ended December 30, 1995, December 31, 1994
 and January 1, 1994.....................................................................       F-5
Notes to Consolidated Financial Statements...............................................   F-6 to F-15

    2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of the Company for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto:

                                                                                               PAGE
                                                                                           -------------
Schedule II -- Valuation and Qualifying Accounts.........................................       S-1

    Schedules other than those listed above have been omitted because they are not applicable, not required, or the required information has been given in the Consolidated Financial Statements of the Company and Notes thereto.

    3. EXHIBITS. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

      3.1  Restated Articles of Incorporation. (1)
      3.2  Restated Bylaws. (1)
      4.1  Article III of Restated Articles of Incorporation (see Exhibit 3.1). (1)
      4.2  Form of Common Stock Certificate. (1)
     10.1  1991 Stock Plan and forms of Incentive Stock Option agreement and Nonstatutory
           Stock Option Agreement. (1)
     10.2  1991 Employee Stock Purchase Plan. (1)
     10.3  Shareholders Agreement, as amended and restated. (1)
     10.4  Factoring Agreement between Registrant and Republic Factors Corp. (1)
     10.5  Form of Indemnification Agreement. (1)
     10.6  S Corporation Termination, Tax Allocation and Indemnification Agreement. (1)
     10.7  Merchandise License Agreement between Sam & Libby, Inc. and AMG Apparel Ltd.
           dated as of May 1, 1993. (4)
     10.8  Facilities and Service Contract dated April 22, 1993 between Sam & Libby, Inc.
           and RML Limited. (2)
     10.9  Employment Agreement dated as of May 3, 1993 between Kenneth Sitomer and Sam &
           Libby, Inc. (3)
    10.10  Agreement, dated as of August 12, 1993, between Lane International Trading,
           Inc., Sam & Libby Taiwan and Sam & Libby, Inc. (4)

    10.11  Promissory Note dated August 12, 1993 from Sam & Libby, Inc. to Sam & Libby
           Taiwan. (4)
     11.1  Calculation of Earnings Per Share. (4)
     21.1  List of Subsidiaries. (4)
     23.1  Independent Auditors' Consent and Report on Schedules.
     24.0  Power of Attorney. (4)
     27.1  Financial Data Schedule.

- - ------------------------
(1) Exhibits  3.1, 3.2,  4.1, 4.2,  10.1, 10.2,  10.3, 10.4,  10.5 and  10.6 are
    incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-43424) filed October 18, 1991, Amendment No. 1 thereto filed November 7, 1991, Amendment No. 2 thereto filed November 25, 1991 and Amendment No. 3 thereto filed December 4, 1991, which Registration Statement became effective December 4, 1991.

(2) Exhibit 10.8 is incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993.

(3) Exhibit 10.9 is incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993.

(4) Exhibit previously filed.

    (b)   REPORTS ON  FORM 8-K.   There were no  Reports on Form  8-K during the
quarter ended December 30, 1995.

    For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statement on Form S-8 No. 33-45671.

    Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SAM & LIBBY, INC.

                                          By:     /s/ KENNETH M. SITOMER

                                             -----------------------------------
                                              Kenneth M. Sitomer
                                             CHIEF OPERATING OFFICER AND
                                             FINANCIAL OFFICER
July 16, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report of Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                   SIGNATURE                                          TITLE                            DATE
- - ------------------------------------------------  ---------------------------------------------  ----------------

                /s/ SAMUEL L. EDELMAN*            President and Chief Executive Officer
     --------------------------------------        (Principal Executive Officer), and Chairman      July 16, 1996
              (Samuel L. Edelman)                  of the Board

                /s/ KENNETH M. SITOMER
     --------------------------------------       Chief Operating Officer and Chief Financial       July 16, 1996
              (Kenneth M. Sitomer)                 Officer (Principal Financial Officer)

                 /s/ LOUISE B. EDELMAN*
     --------------------------------------       Executive Vice President -- Corporate             July 16, 1996
              (Louise B. Edelman)                  Development and Director

                /s/ STUART L. KREISLER*
     --------------------------------------       Vice Chairman of the Board                        July 16, 1996
              (Stuart L. Kreisler)

                  /s/ I. JAY GOLDFARB*
     --------------------------------------       Director                                          July 16, 1996
               (I. Jay Goldfarb)

     --------------------------------------       Director                                           July  , 1996
                 (Howard Platt)

         * By:       KENNETH M. SITOMER
          ---------------------------------
               Kenneth M. Sitomer                                                                   July 16, 1996
                ATTORNEY-IN-FACT

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
 Sam & Libby, Inc.:

    We have audited the accompanying consolidated balance sheets of Sam & Libby, Inc. and its subsidiaries (the "Company") as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence to support the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows of each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in default of its factoring and financing agreement (Note 2), is experiencing continuing losses from operations and is having difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
March 22, 1996
(April 26, 1996 as to Note 2)

                               SAM & LIBBY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                     DECEMBER 30,  DECEMBER 31,
                                                                                         1995          1994
                                                                                     ------------  ------------
                                                                                     (IN THOUSANDS EXCEPT SHARE
                                                                                               DATA)
Current assets:
Cash and cash equivalents..........................................................   $      128    $      683
  Accounts receivable, less allowances of $157 and $150............................        2,427         1,687
  Due from shareholders............................................................          168           168
  Merchandise inventories..........................................................        5,692         3,147
  Prepaid expenses.................................................................          212           437
                                                                                     ------------  ------------
    Total current assets...........................................................        8,627         6,122
Property and equipment, net........................................................          581         1,452
Other assets.......................................................................          267           275
                                                                                     ------------  ------------
      Total assets.................................................................   $    9,475    $    7,849
                                                                                     ------------  ------------
                                                                                     ------------  ------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Due to factor....................................................................   $    1,684    $      516
  Accounts payable.................................................................        4,985         1,020
  Accrued expenses.................................................................          967         1,128
  Current portion of long-term obligations.........................................            2            67
                                                                                     ------------  ------------
    Total current liabilities......................................................        7,638         2,731
                                                                                     ------------  ------------
Long-term obligations..............................................................           91            99
                                                                                     ------------  ------------
Shareholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued.......       --            --
  Common stock, $.001 par value; 45,000,000 shares authorized, 10,936,429 and
   10,814,775 shares outstanding (including 595,000 shares committed but not yet
   issued at December 31, 1994)....................................................           11            11
  Additional paid-in capital.......................................................       30,780        30,742
  Accumulated deficit..............................................................      (28,390)      (24,617)
  Deferred compensation............................................................         (655)       (1,117)
    Total shareholders' equity.....................................................        1,746         5,019
                                                                                     ------------  ------------
      Total liabilities and shareholders' equity...................................   $    9,475    $    7,849
                                                                                     ------------  ------------
                                                                                     ------------  ------------

                See Notes to Consolidated Financial Statements.

                               SAM & LIBBY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED
                                                                          ---------------------------------------
                                                                          DECEMBER 30,  DECEMBER 31,  JANUARY 1,
                                                                              1995          1994         1994
                                                                          ------------  ------------  -----------
                                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenue.............................................................   $   38,755    $   36,540    $  33,217
Cost of sales...........................................................       29,486        28,886       30,085
                                                                          ------------  ------------  -----------
  Gross profit..........................................................        9,269         7,654        3,132
Selling, general and administrative expenses............................       11,539        10,978       13,946
Settlement of shareholder lawsuit.......................................       --            --            3,350
Corporate office relocation expense.....................................       --            --            1,500
                                                                          ------------  ------------  -----------
  Operating (loss)......................................................       (2,270)       (3,324)     (15,664)
Other (expense).........................................................       (1,503)         (465)         (72)
                                                                          ------------  ------------  -----------
  (Loss) from continuing operations before income taxes (benefit).......       (3,773)       (3,789)     (15,736)
Income taxes provision..................................................       --            --              438
                                                                          ------------  ------------  -----------
  Net (loss) from continuing operations.................................       (3,773)       (3,789)     (16,174)
Net (loss) from discontinued operations, including tax provision of
 $275...................................................................       --            --             (648)
                                                                          ------------  ------------  -----------
  Net (loss)............................................................   $   (3,773)   $   (3,789)   $ (16,822)
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------
Net (loss) per share from continuing operations.........................   $    (0.35)   $    (0.35)   $   (1.60)
Net (loss) per share form discontinued operations                              --            --            (0.06)
                                                                          ------------  ------------  -----------
  Net (loss) per share..................................................   $    (0.35)   $    (0.35)   $   (1.66)
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------
  Weighted average shares outstanding...................................       10,878        10,800       10,163
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

                 See Notes to Consolidated Financial Statements

                               SAM & LIBBY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         RETAINED
                                                       COMMON STOCK       ADDITIONAL     EARNINGS
                                                  ----------------------    PAID-IN    (ACCUMULATED    DEFERRED
                                                   SHARES      AMOUNT       CAPITAL      DEFICIT)    COMPENSATION     TOTAL
                                                  ---------  -----------  -----------  ------------  -------------  ----------
                                                                                 (IN THOUSANDS)
Balance at December 31, 1992....................     10,081   $      10    $  27,840    $   (4,006)    $  --        $   23,844
Common stock issued under stock plans...........         18      --               65        --            --                65
Common stock committed in connection with
 settlement of shareholder lawsuit..............        595           1        1,199        --            --             1,200
Common stock issued for restricted stock award
 and grant of compensatory stock options........        100      --            1,050        --            (1,050)       --
Amortization of deferred compensation...........     --          --           --            --               167           167
Net loss........................................     --          --           --           (16,822)       --           (16,822)
                                                  ---------         ---   -----------  ------------  -------------  ----------
Balance at January 1, 1994......................     10,794          11       30,154       (20,828)         (883)        8,454
Common stock issued under stock plans...........          8      --               12        --            --                12
Grants of compensatory stock options............     --          --              576        --              (563)           13
Amortization of deferred compensation...........     --          --           --            --               329           329
Net loss........................................     --          --           --            (3,789)       --            (3,789)
                                                  ---------         ---   -----------  ------------  -------------  ----------
Balance at December 31, 1994....................     10,802          11       30,742       (24,617)       (1,117)        5,019
Common stock issued under stock plans...........         34      --               13        --            --                13
Exercise of employee stock options..............        100      --               25        --            --                25
Amortization of deferred compensation...........     --          --           --            --               462           462
Net loss........................................     --          --           --            (3,773)       --            (3,773)
                                                  ---------         ---   -----------  ------------  -------------  ----------
Balance at December 30, 1995....................     10,936   $      11    $  30,780    $  (28,390)    $    (655)   $    1,746
                                                  ---------         ---   -----------  ------------  -------------  ----------
                                                  ---------         ---   -----------  ------------  -------------  ----------

                 See Notes to Consolidated Financial Statements

                               SAM & LIBBY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 30,  DECEMBER 31,   JANUARY 1,
                                                                            1995          1994          1994
                                                                        ------------  ------------  ------------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................................................   $   (3,773)   $   (3,789)   $  (16,822)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.......................................          461           457           489
  Deferred income taxes...............................................       --            --               713
  Deferred compensation expense.......................................          462           342           167
  Write-offs of property and equipment................................       --            --               572
  (Gain) loss on sale of assets.......................................          246        --               (12)
  Gain on settlement of note payable..................................       --              (190)       --
  Provision for allowances against accounts receivable................            7          (328)         (545)
  Settlement of shareholder lawsuit...................................       --            (2,150)        3,350
  Changes in operating assets and liabilities:
    Accounts receivable...............................................         (747)          202         4,835
    Due from shareholders.............................................       --              (168)       --
    Merchandise inventories...........................................       (2,545)        2,779         3,620
    Refundable income taxes...........................................       --               275         2,671
    Prepaid expenses and other assets.................................          217          (389)          219
    Notes payable.....................................................       --              (999)        1,189
    Due to factor.....................................................        1,168            16           500
    Accounts payable, accrued expenses and other current
     liabilities......................................................        3,739          (133)       (2,623)
                                                                        ------------  ------------  ------------
Net cash (used in) operating activities...............................         (765)       (4,075)       (1,677)
                                                                        ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.................................         (182)          (20)         (244)
  Proceeds from sale of property and equipment........................          362        --                87
                                                                        ------------  ------------  ------------
Net cash provided by (used in) investing activities...................          180           (20)         (157)
                                                                        ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases obligations....................           (8)          (96)          (32)
  Proceeds from issuance of common stock, net.........................           38            12            65
                                                                        ------------  ------------  ------------
Net cash (used in) provided by financing activities...................           30           (84)           33
                                                                        ------------  ------------  ------------
Net (decrease) in cash and cash equivalents...........................         (555)       (4,179)       (1,801)
Cash and cash equivalents:
  Beginning of period.................................................          683         4,862         6,663
                                                                        ------------  ------------  ------------
  End of period.......................................................   $      128    $      683    $    4,862
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

                 See Notes to Consolidated Financial Statements

                               SAM & LIBBY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS. The Company designs, develops and markets women's and children's footwear and other products and acts as a private label footwear sales agent. In June 1993, the Company relocated its corporate office from San Carlos, California to New York, New York. In connection with the relocation, the Company recorded a charge to earnings of $1.5 million for expenses associated with the relocation, including certain personnel costs, write-offs of leasehold improvements and equipment and certain other expenses.

    The Company has a contract (the "RML Agreement") with RML Limited ("RML"), an independent warehouse facility located in Harrisburg, Pennsylvania pursuant to which RML provides the Company with warehouse, distribution, inspection and other services for a fee based upon gross shipping dollars, which is calculated on a declining percentage as various sales plateaus are achieved. The agreement expires by its term in April 1995 but is automatically renewable from year to year unless either party gives notice of non-renewal. Neither party has given such notice and the agreement remains in effect.

    GOING CONCERN -- The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The Company is in default of its factoring and financing agreement (Note 2), is experiencing continuing losses from operations and difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    The Company's continued existence is dependent upon its ability to improve its operating results during 1996. Management's plans to improve its operations and liquidity include i) reducing inventory levels by liquidating existing inventory levels and by primarily purchasing goods with sale commitments, ii) increasing market penetration of the Company's Kid's line of shoes which are expected to generate higher margins, iii) instituting an extensive cost reduction program that is expected to reduce general and administrative expenses through a reduction in certain payroll costs, consolidation of office space, as well as a close monitoring of other expenses, iv) negotiating a new financing agreement with an overadvance provision from the Company's factor and lender (including obtaining a waiver for the current default position), and vi) obtaining financing from two existing vendors.

    The Company believes it can improve its operating results based on the above plans. Management believes execution of these steps will provide sufficient liquidity for it to continue as a going concern in its present form.
Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form. However, there can be no assurance that all of these steps, if successfully completed, can improve the Company's operating results.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sanders-Importacao E Exportacao Ltd. ("Sam & Libby Brazil"), Sam & Libby (HK) Limited ("Sam & Libby Hong Kong") and Sam & Libby Outlets, Inc. ("Sam & Libby Outlets"). All material intercompany transactions and balances have been eliminated.

    In the fourth quarter of 1995, the Company closed the operations in Brazil. As a result, the Company took a charge of $427,000 for the closing of those operations.

                               SAM & LIBBY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)
    FISCAL YEAR.   During 1993,  the Company  adopted a  52/53-week fiscal  year ending on the Saturday closest to December 31. The fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994 ("1993") contained 52 weeks.

    CASH EQUIVALENTS. Cash equivalents are highly liquid investments with an original maturity of three months or less.

    MERCHANDISE INVENTORIES. Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory cost includes applicable design and development costs.

    PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation is calculated using the straight line method over the estimated useful life of the respective assets, which range from five to seven years. The cost of leasehold improvements is amortized over the estimated useful life of the asset or the applicable lease term, whichever is less.

    REVENUE RECOGNITION. Revenue from the sale of merchandise and private label commissions is recognized upon shipment to the customer, sales are recognized net of returns and allowances.

    INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. In addition, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years.

    NET  INCOME (LOSS) PER SHARE.   Net income (loss) per  share is based on the
weighted average number of shares of common stock and common stock equivalents outstanding during the year as calculated under the treasury stock method.

    FOREIGN CURRENCY TRANSLATION. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," foreign currency financial statements of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates except for nonmonetary assets and liabilities, which are translated at rates in effect when acquired or incurred. Results of operations are translated at average rates for the year. The effects of exchange rate changes in translating foreign currency financial statements of the Company's Brazilian subsidiary, Sanders-Importacao E Exportacao Ltd. ("Sam & Libby Brazil"), that operates in a hyperinflationary economy are included in the consolidated statements of operations. During 1994, the economy of Brazil was no longer considered hyperinflationary. All transactions in Brazil were denominated in U.S. dollars.

    FINANCIAL  INSTRUMENTS.    The  fair   value  of  the  Company's   financial
instruments approximates their carrying values.

    RECLASSIFICATIONS.    Certain  1993 financial  statement  amounts  have been
reclassified to conform with the 1995 presentation.

    USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               SAM & LIBBY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)
    LONG-LIVED ASSETS -- In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company has determined the effect on its financial statements from the adoption of this statement will not be material.

    STOCK-BASED COMPENSATION -- In October 1995, the Financial Accounting Standards Board issued Statement of capitalized financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity with the standard to recognize or disclose such compensation in its financial statements for fiscal years beginning after December 15, 1995. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The company is also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had adopted the new fair value method of accounting. The Company determined the effect of the adoption of the new standard would not be material.

NOTE 2 -- FACTORING AGREEMENT
    In March 1994, the Company entered into a new factoring and financing arrangement (the "Agreement") with a bank (the "factor") which provides factoring services, advances and letters of credit to support on-going operations. Under the terms of the Agreement, the Company can borrow up to the lesser of $10 million or the sum of (i) up to 80% of eligible credit approved receivables plus (ii) the lesser of (a) the sum of (1) up to 30% of eligible inventory in the United States plus (2) 30% of the first cost of eligible finished goods being imported under letters of credit and eligible in transit finished goods inventory imported on open account and consigned to the financial corporation or (b) $9.5 million, less certain reserves. Subsequent to December 31, 1994, the percentage of eligible credit approved receivables against which the Company can borrow was reduced from 80% to 75% subject to a monthly valuation of a three month moving average computation whereby the percentage could be increased to 80%. In addition, eligible recourse receivables added to the borrowing base formula. The Company assigns all of its trade receivables under the Agreement. Approximately 85% of trade receivables are sold on a non-recourse basis. For those receivables sold on recourse basis, the Company either obtains credit insurance, requires cash deposits or receives letters of credit payable to the Company. The borrowing rate is prime plus 1.25% unless the Company is in an overadvance position, when the borrowing rate is prime plus 2.25% (prime rate at December 31, 1995 was 8.5%. The factor commission rate is 0.75%. Overadvances under the Agreement are available at the sole discretion of the factor. In order to enable the Company to use such overadvance availability, a principal shareholder and executive officer executed a personal guaranty for up to $500,000 of the overadvance facility in the form of collateral assigned to the factor. If the Company is not in an overadvance position for 90 consecutive days commencing March 13, 1995, the factor will cancel and return the guaranty and collateral at the request of such principal shareholder and executive officer. As of December 31, 1995, the factor holds the guaranty and collateral. The factor has a security interest in substantially all of the Company's tangible and intangible assets. The Agreement which is payable on demand expires March 7, 1997.

                               SAM & LIBBY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 2 -- FACTORING AGREEMENT (CONTINUED)
    On April 26, 1996, the Company received notification from the factor indicating the Company was in default of certain provisions of the Agreement. The Company is currently operating with a discretionary overadvance facility provided by the factor, and is in the process of negotiating a new financing agreement.

NOTE 3 -- PROPERTY AND EQUIPMENT
    Property and equipment consists of the following:

                                                                             DECEMBER 30,  DECEMBER 31,
                                                                                 1995          1994
                                                                             ------------  ------------
                                                                                   (IN THOUSANDS)
Furniture, fixtures and equipment..........................................   $      926    $    1,080
Leasehold improvements.....................................................        1,172         1,243
Building and improvements..................................................       --               530
                                                                             ------------  ------------
    Total..................................................................        2,098         2,853
Accumulated depreciation and amortization..................................       (1,517)       (1,401)
                                                                             ------------  ------------
    Property and equipment, net............................................   $      581    $    1,452
                                                                             ------------  ------------
                                                                             ------------  ------------

NOTE 4 -- LONG-TERM OBLIGATIONS AND COMMITMENTS
    The Company is committed under long-term noncancelable operating leases for the use of its office, showroom, retail locations and equipment. Certain leases require payment of various expenses incidental to the use of the property and contain escalation clauses and/or provisions for additional rent based on percentages of sales. Rent expense under these operating leases was $435,000, $452,000 and $668,000 for 1995, 1994 and 1993, respectively. In addition, the Company leases certain office equipment under capital lease arrangements.

    The aggregate minimum annual payments under noncancelable leases in effect at December 30, 1995 were as follows:

                                                                                       CAPITAL     OPERATING
                                                                                       LEASES       LEASES
                                                                                     -----------  -----------
                                                                                          (IN THOUSANDS)
1996...............................................................................   $       2    $     403
1997...............................................................................      --              285
1998...............................................................................      --               65
                                                                                          -----        -----
Total minimum lease commitments....................................................           2    $     753
                                                                                                       -----
                                                                                                       -----
Less current portion...............................................................           2
                                                                                          -----
Capital lease obligations..........................................................   $       0
                                                                                          -----
                                                                                          -----

    On May 3, 1993, the Company entered into an employment agreement with an executive officer through April 30, 1997. Under the agreement, the Company issued 100,000 shares of restricted stock which vest 33,333 shares on each of April 30, 1994, 1995 and 1996. The restricted shares are included in the calculation of weighted average shares outstanding for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

    The employment agreement also granted the executive the option to purchase 500,000 shares of common stock under the Company's 1991 Stock Option Plan (Note
7) at $1.50 per share. The difference between the fair market value at the date of the grant and the exercise price of $1.50 per

                               SAM & LIBBY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 4 -- LONG-TERM OBLIGATIONS AND COMMITMENTS (CONTINUED)
share plus the fair market value of the restricted shares is recognized as deferred compensation over the term of the employment agreement. On November 9, 1994, the Company canceled the option to purchase 500,000 shares of common stock and granted a new option to purchase 500,000 shares of common stock under the Company's 1991 Stock Option Plan at $.25 per share. The difference between the fair market value at the date of the new grant and the exercise price of $.25 per share is also recognized as deferred compensation over the remaining term of the employment agreement. The aggregate commitment for future salaries under the employment agreement was $400,000 at December 30, 1995.

NOTE 5 -- OTHER INCOME (EXPENSE)
    Other income (expense) consists of the following:

                                                                 DECEMBER 30,  DECEMBER 31,   JANUARY 1,
                                                                     1995          1994          1994
                                                                 ------------  -------------  -----------
                                                                              (IN THOUSANDS)
Interest Income................................................   $   --         $      55     $     127
Interest expense...............................................       (1,045)         (497)         (270)
Other..........................................................         (458)          (23)           71
                                                                 ------------       ------    -----------
    Other income (expense).....................................   $   (1,503)    $    (465)    $     (72)
                                                                 ------------       ------    -----------
                                                                 ------------       ------    -----------

NOTE 6 -- INCOME TAXES
    The provision (benefit) for income taxes consists of the following:

                                                                                          JANUARY 1, 1994
                                                                                          ---------------
                                                                                          (IN THOUSANDS)
Current.................................................................................     $  --
                                                                                                 -----
  Federal...............................................................................        --
                                                                                                 -----
Deferred
  Federal...............................................................................           649
  State.................................................................................            64
                                                                                                 -----
                                                                                                   713
                                                                                                 -----
  Provision (benefit) for income taxes..................................................     $     713
                                                                                                 -----
                                                                                                 -----

    The   provision  for   income  taxes,   allocated  between   continuing  and
discontinued operations, was included in the financial statements as follows:

                                                                                            JANUARY 1,
                                                                                               1994
                                                                                          ---------------
                                                                                          (IN THOUSANDS)
Continuing operations...................................................................     $     438
Discontinued operations.................................................................           275
                                                                                                 -----
Provision (benefit) for income taxes....................................................     $     713
                                                                                                 -----
                                                                                                 -----

                               SAM & LIBBY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 6 -- INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes for financial reporting purposes differs from the tax provision (benefit) computed by applying the statutory Federal income tax rate of 34% as follows:

                                                                               YEAR ENDED
                                                                 ---------------------------------------
                                                                 DECEMBER 30,  DECEMBER 31,  JANUARY 1,
                                                                     1995          1994         1994
                                                                 ------------  ------------  -----------
                                                                             (IN THOUSANDS)
Federal income tax (benefit) at the statutory rate.............   $   (1,283)   $   (1,288)   $  (5,477)
State income taxes, net of federal benefit.....................         (302)         (227)        (504)
Foreign subsidiary activity....................................          117        (1,062)       1,020
Settlement of shareholder lawsuit not subject to tax benefit...                      1,440       --
Deferred tax assets not utilized...............................        1,468         1,137        5,674
                                                                 ------------  ------------  -----------
Provision (benefit) for income taxes...........................   $   --        $   --        $     713
                                                                 ------------  ------------  -----------
                                                                 ------------  ------------  -----------

    The components of the net deferred tax benefit are as follows:

                                                                               YEAR ENDED
                                                                 ---------------------------------------
                                                                 DECEMBER 30,  DECEMBER 31,  JANUARY 1,
                                                                     1995          1994         1994
                                                                 ------------  ------------  -----------
                                                                             (IN THOUSANDS)
Inventory......................................................   $      658    $      257    $     929
Allowance for doubtful accounts................................          401           180        1,001
Net operating loss carryforwards...............................        7,442         5,763        2,707
Accrued expenses...............................................           10        --            1,238
Other..........................................................          729           481          104
                                                                 ------------  ------------  -----------
                                                                       9,240         6,681        5,979
Valuation allowance............................................       (9,240)       (6,681)      (5,979)
                                                                 ------------  ------------  -----------
Net deferred tax benefit.......................................   $   --        $   --        $  --
                                                                 ------------  ------------  -----------
                                                                 ------------  ------------  -----------

    The Company has net operating loss carryforwards of approximately $18.7 million for Federal income tax purposes expiring between 2007 and 2010.

    As a result of an examination by the Internal Revenue Service (the "Service"), the Company was assessed an additional federal income tax liability for the 1989 fiscal year relating to the reclassification of certain executive compensation as a non-deductible dividend. In accordance with Statement of Financial Accounting Standards No. 5, the Company had recorded an estimate of $168,000 for the liability that was anticipated to be assessed for federal and state income taxes plus interest and penalties.

NOTE 7 -- SHAREHOLDERS' EQUITY

    1991 STOCK OPTION PLAN. In September 1991, the Board of Directors approved the 1991 Stock Option Plan (the "1991 Plan"), which allows for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees and nonstatutory stock options to both employees and outside Directors. The Board of Directors had reserved 500,000 shares of Common Stock for issuance under the 1991 Plan. In May 1993, the Board of Directors reserved an additional 1,000,000 for issuances of shares under the 1991 Plan. Stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code are granted to employees at prices not less than the fair market value of the common stock on the date of grant. As discussed in Note 4 above,

                               SAM & LIBBY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 7 -- SHAREHOLDERS' EQUITY (CONTINUED) the 1991 Plan permits and the Company has granted, from time to time, non-statutory stock options at exercise prices less than the fair market value of the common stock on the date of grant. The 1991 Plan specifies that the Company's outside Directors are to receive a stock option grant of 5,000 shares on the date first elected to the Board and an additional 5,000 shares each year thereafter. Such options are granted at the fair market value of the common stock on the date of grant, vest over four years, and are exercisable only while the outside Director remains a Director. The 1991 Plan also permits the Company to grant rights to purchase common stock at a price which is at least 50% of the fair market value of the common stock on the date of grant. The offer of a right must be accepted within six months of its grant by the execution of a restricted stock purchase agreement between the Company and the offeree and the payment of the purchase price of the shares. As of December 30, 1995, no rights have been granted. On February 24, 1993, the Compensation Committee of the Board of Directors (the "Committee") authorized a stock option exchange program covering 224,000 stock options with exercise prices of $5.25 to $9.375 per share. Under the terms of the stock option exchange program, 224,000 new options were issued at an exercise price of $3.25 per share, the fair market value of the Company's shares on the date of the grant. On November 9, 1994, the Committee authorized a stock option exchange program covering 215,000 stock options with exercise prices of $2.63 per share. Under the terms of the stock option exchange program, 215,000 new stock options were issued at an exercise price of $1.00 per share, the fair market value of the Company's shares on the date of the grant. Total activity for the 1991 Stock Option Plan for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 was as follows:

                                                                             SHARES         PRICES
                                                                           -----------  ---------------
Outstanding, December 31, 1992...........................................      322,700  $  5.25 - 22.50
Options granted..........................................................    1,318,180  $  1.50 -  3.50
Options exercised........................................................       (2,200) $          3.25
Options canceled.........................................................     (798,680) $  3.50 -  9.38
                                                                           -----------
Outstanding, January 1, 1994.............................................      840,000  $  1.50 - 22.50
Options granted..........................................................      747,500  $   .25 -  2.65
Options canceled.........................................................     (815,000) $  1.50 -  2.63
                                                                           -----------
Outstanding, December 31, 1994...........................................      772,500  $   .25 - 22.50
Options exercised........................................................     (100,000) $   .25 -  2.65
                                                                           -----------
Outstanding, December 30, 1995...........................................      672,500  $   .25 - 22.25
                                                                           -----------  ---------------
                                                                           -----------  ---------------

    EMPLOYEE STOCK PURCHASE PLAN. In September 1991, the Board of Directors approved the 1991 Employee Stock Purchase Plan and reserved 150,000 shares of common stock for issuance under this plan. During 1995, 1994 and 1993, employees purchased 34,654, 7,998 and 15,202 shares, respectively, of common stock through payroll deductions. Through December 30, 1995, 71,229 shares had been issued under this plan.

NOTE 8 -- MAJOR CUSTOMERS
    One customer accounted for approximately 11% of gross sales during 1995 and 10% of gross sales during 1994 (a different customer than 1995). In addition, certain of the Company's customers are under common ownership. During 1995 and 1994, one department store group accounted for approximately 11% and 10% of the Company's net revenue. During 1993, two department store groups each accounted for approximately 11% of the Company's net revenue, although no single department store

                               SAM & LIBBY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 8 -- MAJOR CUSTOMERS (CONTINUED)
unit of either group accounted for more than 3% of net revenue. While the Company believes that purchasing decisions are made independently by each department store unit, in some cases the trend may be towards more centralized purchasing decisions.

NOTE 9 -- RELATED PARTY TRANSACTIONS
    In August 1993, the Company signed a one-year promissory note to its former joint venture partner in the amount of $1.8 million, plus interest at six percent, for payment of such obligation. At January 1, 1994, the balance of the note payable was $1.189 million. During 1994, the Company repaid $999,000 of the note payable and recognized income related to forgiveness of the remaining of $190,000.

    At December 31, 1992, the Company had a note receivable from a former officer for $125,000 secured by a second deed of trust on the former officer's primary residence. The note plus accrued interest was originally due in April 1992 and was subsequently written off to compensation expense in May 1993.

    During 1995, a principal shareholder and executive officer guaranteed a portion of the Company's overadvance facility with its factor (Notes 1 and 2).

    At December 30, 1995 and December 31, 1994, the Company has a receivable from certain shareholders related to the reimbursement of a liability for certain federal and state income taxes plus interest and penalties (Note 6).

NOTE 10 -- ADDITIONAL STATEMENTS OF CASH FLOWS INFORMATION
    Total cash paid for interest and income taxes is as follows:

                                                                        YEAR ENDED
                                                       ---------------------------------------------
                                                        DECEMBER 30,     DECEMBER 31,    JANUARY 1,
                                                            1995             1994           1994
                                                       ---------------  ---------------  -----------
                                                                      (IN THOUSANDS)
Income taxes.........................................     $  --            $  --          $  --
                                                              -----            -----          -----
                                                              -----            -----          -----
Interest.............................................     $     945        $     465      $     174
                                                              -----            -----          -----
                                                              -----            -----          -----

NOTE 11 -- SETTLEMENT OF SHAREHOLDER LAWSUIT
    On April 27, 1992, a class action lawsuit was filed against the Company and certain of its present directors and officers and the managing underwriters of the Company's initial public offering for alleged violations of federal securities laws and state common law. The complaint sought unspecified actual and punitive damages, costs and attorney's fees on behalf of purchasers of the Company's common stock during the period from December 4, 1991 through April 24, 1992. Similar follow-on suits, containing virtually identical allegations, were filed by six other plaintiffs. The district court ordered consolidation of all of the complaints into one class action.

    On August 1, 1994, the district court entered final judgment approving the settlement and dismissing the lawsuit. Under the terms of the settlement, the claims against the Company and other defendants were dismissed without any admission or presumption of liability or wrongdoing. A settlement fund consisting of $6.25 million in cash and 595,000 shares of the Company's Common Stock was established. The Company contributed $2.15 million in cash into the fund in March 1994 and the Company's director's and officer's liability insurance carrier contributed $4.1 million into the fund in August 1994. In October 1995, the Company contributed 595,000 shares of Common Stock into the fund and the escrow agent distributed the shares to the claimants.

                               SAM & LIBBY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 12 -- DISCONTINUED OPERATIONS
    In the first quarter of 1993, the Company signed an agreement, effective May 1, 1993, to transfer its apparel division to AMG Apparel Ltd. ("AMG"), an apparel and licensing company located in Los Angeles. In exchange for the use of the SAM & LIBBY name, the Company was to receive a royalty based on AMG's sales of Sam & Libby apparel. The Company received no royalty revenue in 1994 and minimal royalty revenue in 1993. During 1994, AMG stopped paying its royalty obligations. The Company has commenced legal action to regain the rights to its apparel merchandise. In connection with the transfer of the apparel division to AMG, the Company closed its Hong Kong office in 1993. The Company has liquidated Sam & Libby Hong Kong in 1996. The Company incurred certain personnel and other expenses in connection with the discontinuance of the apparel business.

    The following reflects the results of the Company's discontinued operations:

                                                                                            JANUARY 1,
                                                                                               1994
                                                                                          --------------
                                                                                          (IN THOUSANDS)
Net revenue.............................................................................    $    3,635
Cost of sales...........................................................................        (3,368)
Operating expense.......................................................................          (640)
                                                                                               -------
(Loss) from discontinued operations before income taxes.................................          (373)
Income tax provision (benefit)..........................................................           275
                                                                                               -------
Net (loss) from discontinued operations.................................................    $     (648)
                                                                                               -------
                                                                                               -------

                               SAM & LIBBY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                   --------------------------------------------------
                                                   APRIL 1,    JULY 1,   SEPTEMBER 30,  DECEMBER 30,
                                                     1995       1995         1995           1995
                                                   ---------  ---------  -------------  -------------
                                                                     (IN THOUSANDS)
Net revenue......................................  $  10,459  $  11,772   $    12,688   $   3,836
Gross profit (loss)..............................      3,132      3,562         4,675      (2,100)(1)
Net income (loss) from continuing operations
 before income taxes.............................        356        505           662      (5,296)(1)
Net income (loss)................................  $     356  $     505   $       632   $  (4,966)
                                                   ---------  ---------  -------------  -------------
                                                   ---------  ---------  -------------  -------------
Net income (loss) per share......................  $    0.03  $    0.04   $      0.06   $   (0.46)
                                                   ---------  ---------  -------------  -------------
                                                   ---------  ---------  -------------  -------------

                                                                     THREE MONTHS ENDED
                                                     --------------------------------------------------
                                                     APRIL 2,    JULY 2,    OCTOBER 1,    DECEMBER 31,
                                                       1994       1994         1994           1994
                                                     ---------  ---------  -------------  -------------
                                                                       (IN THOUSANDS)
Net revenue........................................  $  10,087  $   9,514  $   12,628(2)  $   4,312
Gross profit (loss)................................      2,888      1,619       3,587(2)       (440)(1)
Net income (loss) from continuing operations before
 income taxes......................................        303     (1,209)        304        (3,187)(1)
Net income (loss)..................................  $     303  $  (1,209) $      304     $  (3,187)
                                                     ---------  ---------  -------------  -------------
                                                     ---------  ---------  -------------  -------------
Net income (loss) per share........................  $    0.03  $   (0.11) $     0.03     $   (0.30)
                                                     ---------  ---------  -------------  -------------
                                                     ---------  ---------  -------------  -------------

- - ------------------------
(1) Negative gross profit and net loss in the fourth quarter was primarily due to low sales volume, significant allowances that were granted to customers and substantial inventory markdowns for unsold inventory.

(2) Included in sales and gross profit is approximately $500, or $.05 per share, resulting from the recovery (net of expenses) of chargebacks fully reserved in prior periods.

                                  SCHEDULE II
                               SAM & LIBBY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                           ADDITIONS
                                                             BALANCE AT   CHARGED TO
                                                              BEGINNING    COSTS AND                    BALANCE AT
YEAR ENDED                                                    OF PERIOD    EXPENSES    DEDUCTIONS(1)   END OF PERIOD
- - -----------------------------------------------------------  -----------  -----------  -------------  ---------------
                                                                                  (IN THOUSANDS)
YEAR ENDED JANUARY 1, 1994:
  Provision for doubtful accounts..........................   $   1,238    $     348     $     893       $     693
YEAR ENDED DECEMBER 31, 1994:
  Provision for doubtful accounts..........................   $     693    $   2,176     $   2,088       $     781
YEAR ENDED DECEMBER 30, 1995:
  Provision for doubtful accounts..........................   $     781    $   2,825     $   3,065       $     541

- - ------------------------
(1) Write-off of doubtful accounts against reserve.