Form 10-Q
period 1996-03-30
SAM & LIBBY INC
filed 1996-07-18
CIK 880241

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


  ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 30, 1996

                                OR
  (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from      to
                                           ----    ----



                  Commission file number 0-19616


                        SAM & LIBBY, INC.
  (Exact name of registrant as specified in its charter)



           CALIFORNIA                        94-3060101
 (State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)


          58 WEST 40TH STREET, NEW YORK, NEW YORK  10018
   (Address of principal executive offices, including zip code)


                         (212) 944-4830

         (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No  X
    -----        -----


As of March 30, 1996 there were 11,027,499 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                    MARCH 30,       DECEMBER 30,
                                                      1996             1995
                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $      33       $     128
  Due from factor                                     1,215             -
  Accounts receivable, less allowances of
   $220 and $157                                      2,619           2,427
  Due from shareholders                                 168             168
  Merchandise inventories                             4,812           5,692
  Prepaid expenses                                      181             212
                                                  ---------       ---------

           Total current assets                       9,028           8,627

Property and equipment, net                             530             581
Other assets                                            264             267
                                                  ---------       ---------

TOTAL ASSETS                                      $   9,822       $   9,475
                                                  ---------       ---------
                                                  ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to factor                                   $    -          $   1,684
  Accounts payable                                    6,267           4,985
  Accrued expenses                                      956             967
  Other current liabilities                            -                  2
                                                  ---------       ---------

           Total current liabilities                  7,223           7,638
                                                  ---------       ---------

Long-term obligations                                    62              91
                                                  ---------       ---------

SHAREHOLDERS' EQUITY:
  Common stock                                           12              11
  Additional paid-in capital                         30,841          30,780
  Accumulated deficit                               (27,784)        (28,390)
  Deferred Compensation                                (532)           (655)
                                                  ---------       ---------

           Total shareholders' equity                 2,537           1,746
                                                  ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   9,822       $   9,475
                                                  ---------       ---------
                                                  ---------       ---------


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                                                       THREE MONTHS ENDED,
                                                     MARCH 30,       APRIL 1,
                                                       1996           1995
Net revenue                                          $ 11,957       $ 10,459

Cost of sales                                           8,314          7,327
                                                     --------       --------

Gross profit                                            3,643          3,132

Selling, general and administrative expense             2,851          2,654
                                                     --------       --------

Operating income                                          792            478

Interest expense                                          186            122
                                                     --------       --------

Net income                                           $    606       $    356
                                                     --------       --------
                                                     --------       --------

Net income per share                                 $   0.05       $   0.03
                                                     --------       --------
                                                     --------       --------

Weighted average shares outstanding                    11,370         11,329
                                                     --------       --------
                                                     --------       --------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
(IN THOUSANDS, UNAUDITED)

                                                        THREE MONTHS ENDED,
                                                      MARCH 30,      APRIL 1,
                                                         1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $     606     $    356
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Depreciation and amortization                            89           99

    Deferred compensation expense                           123          182

    Changes in assets and liabilities:
      Due from factor, net                               (2,899)      (3,871)

      Accounts receivable                                  (191)         274

      Merchandise inventories                               879         (858)

      Prepaid expenses                                       31          (87)

      Accounts payable and accrued expenses               1,271        3,597
      Other current liabilities
                                                             (2)          (7)
                                                      ---------     --------

           Net cash used by operating activities            (93)        (315)
                                                      ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (35)        (148)
                                                      ---------     --------


           Net cash used by investing activities            (35)        (148)
                                                      ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations                        (29)          (8)
  Proceeds from issuance of common stock, net                62           14
                                                      ---------     --------
           Net cash provided (used) by financing
            activities                                       33            6
                                                      ---------     --------

NET DECREASE IN CASH                                        (95)        (457)

CASH:
  Beginning of period                                       128          683
                                                      ---------     --------

  End of period                                       $      33     $    226
                                                      ---------     --------
                                                      ---------     --------


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 30, 1996 AND APRIL 1, 1995
(UNAUDITED)

1. SUMMARY OF ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position at March 30, 1996 and the results of its operations and its cash flows for the three month periods ended March 30, 1996 and April 1, 1995. The condensed consolidated balance sheet as of December 30, 1995, presented herein, has been prepared from the audited consolidated balance sheet of the Company.

   Accounting policies followed by the Company are described in
   Note 1 to the audited consolidated financial statements for the year ended December 30, 1995. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of these condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 30, 1995.

   The results of operations for the three months ended March 30, 1996 are not necessarily indicative of the results to be expected for any other period or for the full year.

2. FACTORING AGREEMENT

   On April 26, 1996, the Company received notification from the factor indicating the Company was in default of certain provisions of the factoring and financing arrangement. The Company is currently operating with a discretionary overadvance facility provided by the factor, and is in the process of negotiating a new financing agreement.

3. SUBSEQUENT EVENTS

   SALE OF TRADEMARK - On July 2, 1996, the Company entered into an agreement with Maxwell Shoe Company Inc. (the
   "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. The Purchaser will not assume any of the Company's liabilities or obligations. The closing of the transaction with Maxwell is subject to approval by the Company's shareholders.

   The proposed transaction is subject to a number of conditions, including: (i) no litigation, investigation or other proceeding pending or threatened which presents substantial risk of the restraint or prohibition of the transaction or obtaining of material damages in connection therewith; (ii) approval of the transaction by, or qualification of the transaction with, all applicable governmental agencies; (iii) written consent of the Bank of New York; (iv) removal of all liens filed or recorded against the Company; (v) receipt of Secretary's Certificate;
   (vi) approval of transaction by the Company's shareholders;
   (vii) certain name changes by the Company; (viii) receipt of agreements not to compete from Samuel L. Edelman and

   Louise B. Edelman; and (ix) receipt of legal opinions from the Company's trademark, corporate and transaction, counsel.
   Either party may waive conditions provided for its benefit.

   COMPOSITION AND CONVERSION AGREEMENT - At June 26, 1996, the
   Company had approximately $4.9 million of accounts payable with two of its major vendors. On that date, the Company entered into an agreement with those vendors whereby the vendors agreed to forgive $1.3 million of indebtedness and convert $2.0 million of indebtedness into approximately 2.6 million shares of common stock, $.001 par value, at a conversion price of $.75 per share.
   The remaining aggregate debt due to these vendors of $1.6 million is required to be paid in consecutive monthly installments due on the first of each month as follows:
   $300,000 per month in August 1996 through November 1996,
   $250,000 in December 1996, and the remaining balance in January
   1997, all without interest. In the event the Company does not comply with the above payment schedule, the $1.3 million forgiven will be immediately due and payable by the Company, and interest will accrue at the maximum rate permitted by law on any portion of the debt which was outstanding from January 1, 1996 until such time that the Company has repaid the debt, or such debt has been forgiven or converted.

   In the event that the Company successfully concludes the presently proposed transaction with Maxwell, then the Company shall pay to the vendors, the remaining balance due after application of the debt forgiveness and the converted debt, within five business days following the date upon which the Company receives the proceeds of the sale of the trademark.

                               ******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion of the Company's results of operations for the three month periods ended March 30, 1996 and April 1, 1995 includes the consolidated results of operations of Sam & Libby, Inc. and its three wholly-owned subsidiaries, Sanders Importacao E. Exportacao Ltda. ("Sam & Libby Brazil"), Sam & Libby (HK) Limited, ("Sam & Libby Hong Kong"), and Sam & Libby Outlets, Inc. The Hong Kong subsidiary was liquidated in connection with the Company's discontinued apparel operation. In the fourth quarter of 1995, the Company terminated operations in Brazil.

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three months ended March 30, 1996 increased compared to the same period of last year. The improvement in net revenue of $1.5 million is primarily due to the sale of more units, as well as an increase in private label business.

GROSS PROFIT

For the first quarter of 1996, gross profit as a percentage of net revenue was 30.5%, compared to 29.9% for the same period of 1995. The slight improvement in gross profit is a result of better margins achieved for the Company's current spring merchandise as well as reduced customer allowances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense as a percentage of net revenue for the three months ended March 30, 1996 decreased at 23.8% from 25.4% for the three months ended April 1, 1995. The reduction in percentage is principally an overall general and administrative expense control.

INTEREST EXPENSE

Interest expense for the first quarter of 1996 was $186,000 compared to $122,000 for the same period of the prior year. Interest expense for the first quarter of 1996 related primarily to advances received from the Company's factor to meet working capital requirements. In addition, the Company's borrowing rate increased due to its overadvance position. Factor advances were significantly lower throughout the first three months of 1995 as the Company maintained funds sufficient to meet working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of cash for the three months ended March 30, 1996 were for the funding of the increases in receivables (both factored and trade), partially offset by an increase in accounts payable and accrued expenses, and a decrease in inventory.

The Company's business plan for 1996 reflected a need for cash advances from its factor in excess of the borrowing base formula. Such overadvances up to $2.0 million are available under the factor agreement at the sole discretion of the factor. In order for the Company to avail itself of this overadvance line, a principal shareholder and executive officer of the Company, executed a personal guarantee up to $600,000 of the overadvance facility in the form of collateral assigned to the factor.

On July 2, 1996, the Company entered into an agreement with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. The Purchaser will not assume any of the Company's liabilities or obligations. The closing of the transaction is subject to the approval of the Company's shareholders.

The proposed transaction is subject to a number of conditions, including: (i) no litigation, investigation or other proceeding pending or threatened which presents substantial risk of the restraint or prohibition of the transaction or obtaining of material damages in connection therewith; (ii) approval of the transaction by, or qualification of the transaction with, all applicable governmental agencies; (iii) written consent of the Bank of New York; (iv) removal of all liens filed or recorded against the Company; (v) receipt of Secretary's Certificate; (vi) approval of transaction by shareholders; (vii) certain name changes by the Company; (viii) receipt of agreements not to compete from Samuel L. Edelman and Louise B. Edelman; and (ix) receipt of legal opinion from the Company's trademark, corporate, and transaction, counsel. Either party may waive conditions provided for its benefit.

At June 26, 1996, the Company had approximately $4.9 million of accounts payable with two of its vendors. On that date, the Company entered into an agreement (the "Conversion Agreement") with those vendors whereby the vendors agreed to forgive $1.3 million of indebtedness and to convert $2.0 million of indebtedness into 2.6 million shares of common stock, $.001 par value, at a conversion price of $.75 per share. The remaining aggregate debt due to these vendors of $1.6 million is required to be paid in consecutive monthly installments due on the first of each month as follows:
$300,000 per month in August 1996 through November 1996, $250,000 in December 1996, and the remaining balance in January 1997, all without interest. In the event the Company does not comply with the above payment schedule, the amounts forgiven will be immediately due and payable by the Company, and interest will accrue at the maximum rate permitted by law on any portion of the debt which was outstanding from January 1, 1996 until such time that the Company has repaid the debt, or such debt has been forgiven or converted.

In the event that the Company successfully concludes the presently proposed sale of certain of its assets to Maxwell, then the Company shall pay to the vendors, the remaining balance due after application of the debt forgiveness and the converted debt, within five business days following the date upon which the Company receives the proceeds of the transaction with Maxwell.

Management does not believe that the Company could survive for any substantial period of time as a stand-alone entity and further believes that the continuation of the Company's business in its present form would result in significant continuing losses. The Company has not decided on the nature of its future operations subsequent to the transaction with Maxwell. However, the Company is considering various investment alternatives, such as either acquiring a business or commencing a new business. The Company's continued existence is dependent upon the successful completion of the sale of its trademark and its ability to maintain sufficient liquidity during 1996 to acquire a successful business or commence a successful new business. Management's plans to improve its liquidity to have sufficient cash for its various investment alternatives include: i) sale of existing inventory, ii) collection of existing receivables, iii) payment of its obligations under the Conversion Agreement, iv) completion of the transaction with Maxwell, v) instituting an extensive cost reduction program that is expected to reduce general and administrative expenses through a reduction in certain payroll costs, consolidation of office space, as well as a close monitoring of other expenses, vi) negotiating a new financing agreement, with an overadvance provision from the Company's factor and lender (including obtaining a waiver for the current default position).

The Company believes it can improve its liquidity to have sufficient cash for a successful investment alternative.
Management believes execution of those steps will provide sufficient liquidity for it to continue as a going concern in its present form. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form. However, there can be no assurance that all of these steps, if successfully completed, can improve the Company's liquidity and that the investment alternative will be successful.

Management expects to incur an operating loss in the second quarter.

SAM & LIBBY, INC.

PART II.  OTHER INFORMATION
- -------------------------------------------------------------------------------

ITEMS 1 AND 2.  NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES









ITEMS 4 AND 5.  NOT APPLICABLE

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereto duly authorized.



                                  SAM & LIBBY, INC.
                                  (Registrant)


Date:  July 17, 1996
                                  -------------------------------------------
                                  Kenneth Sitomer
                                  Chief Operating Officer
                                  Chief Financial Officer