Form 10-Q
period 1996-06-29
SAM & LIBBY INC
filed 1996-08-13
CIK 880241

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

     ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 29, 1996

                                      OR
     (   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ----------  ----------
                         Commission file number 0-19616

                               SAM & LIBBY, INC.
              (Exact name of registrant as specified in its charter)

                 CALIFORNIA                       94-3060101
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

                58 WEST 40TH STREET, NEW YORK, NEW YORK  10018
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
Yes  X    No
    ---      ---

As of August 6, 1996 there were 13,741,367 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAM & LIBBY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
- -------------------------------------------------------------------------------

                                            JUNE 29,  DECEMBER 30,
                                              1996        1995
ASSETS                                           (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                $    889    $    128
  Due from factor                             1,523         -
  Accounts receivable, less
   allowances of $180 and $157                1,686       2,427
  Due from shareholders                         168         168
  Merchandise inventories                     1,206       5,692
  Prepaid expenses                               37         212
                                           --------    --------
           Total current assets               5,509       8,627

Property and equipment, net                     370         581
Other assets                                    261         267
                                           --------    --------
TOTAL ASSETS                               $  6,140    $  9,475
                                           --------    --------
                                           --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to factor                            $    -      $  1,684
  Accounts payable                            3,576       4,985
  Accrued expenses                              564         967
  Other current liabilities                     -             2
                                           --------    --------

           Total current liabilities          4,140       7,638
                                           --------    --------
LONG-TERM OBLIGATIONS                            62          91
                                           --------    --------

SHAREHOLDERS' EQUITY:
  Common stock                                   15          11
  Additional paid-in capital                 32,883      30,780
  Accumulated deficit                       (30,550)    (28,390)
  Deferred compensation                        (410)       (655)
                                           --------    --------
           Total shareholders' equity         1,938       1,746
                                           --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $  6,140    $  9,475
                                           --------    --------
                                           --------    --------

See notes to condensed consolidated financial statements.

SAM & LIBBY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data, unaudited)
- ------------------------------------------------------------------------------

                                             THREE MONTHS ENDED            SIX MONTHS ENDED,
                                          JUNE 29,        JULY 1,       JUNE 29,       JULY 1,
                                            1996           1995           1996          1995
Net revenue                             $    5,353       $ 11,772       $ 17,310       $ 22,230

Cost of sales                                5,464          8,210         13,778         15,537
                                        ----------       --------       --------       --------

Gross (loss) profit                           (111)         3,562          3,532          6,693

Selling, general and administrative
  expense                                    2,388          2,845          5,238          5,498
                                        ----------       --------       --------       --------

Operating (loss) income                     (2,499)           717         (1,706)         1,195

Interest expense                               268            212            454            334
                                        ----------       --------       --------       --------

Net income                              $   (2,767)      $    505       $ (2,160)      $    861
                                        ----------       --------       --------       --------
                                        ----------       --------       --------       --------

Net income per share                    $    (0.24)      $   0.04       $  (0.19)      $   0.08
                                        ----------       --------       --------       --------
                                        ----------       --------       --------       --------

Weighted average shares outstanding         11,406         11,422         11,375         11,375
                                        ----------       --------       --------       --------
                                        ----------       --------       --------       --------

See notes to condensed consolidated financial statements.

SAM & LIBBY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
(In thousands, unaudited)
- ------------------------------------------------------------------------------

                                                         SIX MONTHS ENDED,
                                                       JUNE 29,       JULY 1,
                                                         1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (2,160)     $     861

  Adjustments to reconcile net income
    to net cash used by operating
    activities:
    Depreciation and amortization                           175            207
    Deferred compensation expense                           245            363
    Changes in assets and liabilities:
      Due from factor, net                               (3,207)        (1,925)
      Accounts receivable                                   741           (432)
      Merchandise inventories                             4,486         (3,223)
      Prepaid expenses                                      175            (58)
      Accounts payable and accrued
        expenses                                         (1,812)         3,956
      Other current liabilities                              (2)           (24)
                                                     ----------      ---------

           Net cash used by operating
              activities                                 (1,359)          (275)
                                                     ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposal (purchase) of property and
    equipment                                                36           (160)
  Refund of other assets                                      6            -
                                                     ----------      ---------

           Net cash provided by (used in)
             investing activities                            42           (160)
                                                     ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations                        (29)           (39)
  Proceeds from issuance of common stock,
    net                                                   2,107             14
                                                     ----------      ---------

           Net cash provided by (used in)
             financing activities                         2,078            (25)
                                                     ----------      ---------

NET INCREASE (DECREASE) IN CASH                             761           (460)

CASH:
  Beginning of period                                       128            683
                                                     ----------      ---------

  End of period                                      $      889      $     223
                                                     ----------      ---------
                                                     ----------      ---------

See notes to condensed consolidated financial statements.

SAM & LIBBY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX-MONTH PERIODS ENDED JUNE 29, 1996 AND JULY 1, 1995
(UNAUDITED)
- ------------------------------------------------------------------------------
1.   SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position at June 29, 1996 and the results of its operations and its cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. The condensed consolidated balance sheet as of December 30, 1995, presented herein, has been prepared from the audited consolidated balance sheet of the Company.

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

     The results of operations for the three- and six-month periods ended June 29, 1996 are not necessarily indicative of the results to be expected for any other period or for the full year.

2.   FACTORING AGREEMENT

     On April 26, 1996, the Company received notification from the factor indicating the Company was in default of certain provisions of the factoring and financing arrangement. The Company is currently operating with a discretionary overadvance facility provided by the factor, and is in the process of negotiating a new financing agreement.

3.   COMPOSITION AND CONVERSION AGREEMENT

     At June 26, 1996, the Company had approximately $4.9 million of accounts payable with two of its major vendors. On that date, the Company has entered into an agreement with those vendors whereby the vendors agreed to forgive $1.3 million of indebtedness and convert $2.0 million of indebtedness to 2.6 million shares of common stock, $.001 par value, at a conversion debt purchase price of $.75 per share. The remaining aggregate debt due to these vendors of $1.6 million is required to be paid in consecutive monthly installments due on the first of each month as follows: $297,000 per month in August 1996 through November 1996, $200,000 in December 1996, and the remaining balance in January 1997, all without interest. In the event the Company does not comply with the above payment schedule, the amounts forgiven will be immediately due and payable by the Company, and interest will accrue at the maximum rate permitted by law on any portion of the debt which was outstanding from January 1, 1996 until such time that the Company has repaid the debt, or such debt has been forgiven or converted.

     In the event that the Company successfully concludes the presently proposed sales of certain of its assets to Maxwell (described below), then, the Company shall pay to the vendors, the remaining balance due after application of the debt forgiveness and the converted debt, within five business days following the date upon which the Company receives the proceeds of the sale of the trademark.

     At June 29, 1996, the Company has recorded the conversion of debt to equity. The $1.3 million of forgiveness of indebtedness will be recognized only after the Maxwell transaction is realized. The Company's ability to realize the benefit from this forgiveness is limited to its ability to comply with the payment terms described, which is dependent upon the successful completion of the Maxwell Transaction.

4.   SUBSEQUENT EVENTS

     SALE OF TRADEMARK - On July 2, 1996, the Company entered into an agreement with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. The Purchaser will not assume any of the Company's liabilities or obligations. The closing of the transaction with Maxell is subject to approval by the Company's shareholders.

     The proposed transaction is subject to a number of conditions, including:
     (i) no litigation, investigation or other proceeding pending or threatened which presents substantial risk of the restraint or prohibition of the transaction or obtaining of material damages in connection therewith;
     (ii) approval of the transaction by, or qualification of the transaction with, all applicable governmental agencies; (iii) written consent of the Bank of New York; (iv) removal of all liens filed or recorded against the Company; (v) receipt of Secretary's Certificate; (vi) approval of transaction by shareholders; (vii) certain name changes by the Company;
     (viii) receipt of agreements not to compete from Samuel L. Edelman and Louise B. Edelman; and (ix) receipt of legal opinions from the Company's trademark, corporate and transaction counsels. Either party may waive conditions provided for its benefit.

                                       ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL

The following discussion of the Company's results of operations for the three-and six-month periods ended June 29, 1996 and July 1, 1995 includes the consolidated results of operations of Sam & Libby, Inc. and its three wholly-owned subsidiaries, Sanders Importacao E. Exportacao Ltda. ("Sam & Libby Brazil"), Sam & Libby (HK) Limited, ("Sam & Libby Hong Kong"), and Sam & Libby Outlets, Inc. The Hong Kong subsidiary was liquidated in connection with the Company's discontinued apparel operation. In the fourth quarter of 1995, the Company terminated operations in Brazil.

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three months and six months ended June 29, 1996 decreased 55% and 22%, respectively, compared to the same period of last year. The dramatic decrease was due to the poor reception of the product line by customers as well as the inability to obtain sufficient financing for the production of goods ordered by customers.

GROSS PROFIT (LOSS)

Gross profit (loss) as a percentage of net revenue for the three months ended June 29, 1996 was (2.1%) compared to 30.3% for the same period of 1995. This steep decline is due to the significant off-price sales incurred by the Company to reduce its inventory position, additional inventory markdowns to net realizable value, and the effect of allocating fixed production costs over a smaller sales base.

These factors caused the gross margin as a percentage of sales for the six months ended June 29, 1996 and July 1, 1995, respectively, to reduce to 20.4% from 30.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expense decreased for the three- and six-month periods ended June 29, 1996 and July 2, 1995, respectively, due to an overall reduction of expense levels, principally the reduction of payroll expense, partially offset by the additional reserves for collectibility of certain assets. SG&A as a percentage of sales increased to 44.6% from 24.2% for the three-month period, and increased to 33.3% from 24.7% for the six-month period because of the smaller sales base.

INTEREST EXPENSE

Interest expense for the three months and six months ended June 29, 1996 was $268,000 and $454,000 compared to $212,000 and $334,000 for the same period of last year. This increase in interest expense is related primarily to advances received from the Company's factor to meet working capital requirements. In addition, the Company's borrowing rate increased due to its overadvance position. Factor advances were significantly lower throughout the first six months of 1995 as the Company maintained funds sufficient to meet working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash for the six months ended June 29, 1996 was from the sale of inventory and conversion of debt to equity. This cash was used to decrease payables, increase the balance due from factor, and increase cash balances.

The Company's business plan for 1996 reflected a need for cash advances from its factor in excess of the borrowing base formula. Such overadvances up to $2.0 million are available under the factor agreement at the sole discretion of the factor. In order for the Company to avail itself of this overadvance line, a principal shareholder and executive officer of the Company executed a personal guarantee up to $600,000 of the overadvance facility in the form of collateral assigned to the factor.

On May 31, 1996, the Board of Directors authorized (subject to shareholder approval) the Company to enter into an agreement with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to Sam & Libby's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. The Purchaser will not assume any of the Company's liabilities or obligations.

The proposed transaction is subject to a number of conditions, including: (i) no litigation, investigation or other proceeding pending or threatened which presents substantial risk of the restraint or prohibition of the transaction or obtaining of material damages in connection therewith; (ii) approval of the transaction by, or qualification of the transaction with, all applicable governmental agencies; (iii) written consent of the Bank of New York; (iv) removal of all liens filed or recorded against the Company; (v) receipt of Secretary's Certificate; (vi) approval of the transaction by shareholders; (vii) certain name changes by the Company; (viii) receipt of agreements not to compete from Samuel L. Edelman and Louise B. Edelman; and (ix) receipt of legal opinions from the Company's trademark, corporate, and transaction, counsels. Either party may waive conditions provided for its benefit.

At June 26, 1996, the Company had approximately $4.9 million of accounts payable with two of its vendors. On that date, the Company entered into an agreement with those vendors whereby the vendors agreed to forgive $1.3 million of indebtedness and to convert $2.0 million of indebtedness to 2.6 million shares of common stock, $.001 par value, at a conversion debt purchase price of $.75 per share. The remaining aggregate debt due to these vendors of $1.6 million is required to be paid in consecutive monthly installments due on the first of each month as follows: $297,000 per month in August 1996 through November 1996, $200,000 in December 1996, and the remaining balance in January 1997, all without interest. In the event the Company does not comply with the above payment schedule, the amounts forgiven will be immediately due and payable by the Company, and interest will accrue at the maximum rate permitted by law on any portion of the debt which was outstanding from January 1, 1996 until such time that the Company has repaid the debt, or such debt has been forgiven or converted.

At June 29, 1996, the Company has recorded the conversion of debt to equity. The $1.3 million of forgiveness of indebtedness will be recognized only after the Maxwell transaction is realized. The Company's ability to realize the benefit from this forgiveness is limited to its ability to comply with the payment terms described, which is dependent upon the successful completion of the Maxwell transaction.

In the event that the Company successfully concludes the presently proposed sales of certain of its assets to Maxwell, then, the Company shall pay to the vendors, the remaining balance due after application of the debt forgiveness and the converted debt, within five business days following the date upon which the Company receives the proceeds from the Maxwell transaction.

Without consummation of the Maxwell transaction, management does not believe that the Company could survive for any substantial period of time as a stand-alone entity and further believes that the continuation of the Company's business in its present form would result in significant continuing losses. The Company has not decided on the nature of its future operations subsequent to the Maxwell transaction. However, the Company is considering various investment alternatives, such as either acquiring a business or commencing a new business. The Company's continued existence is dependent upon the successful completion of the sale of its trademarks and its ability to maintain sufficient liquidity during 1996 to acquire a successful business or commence a successful new business. Management's plans to improve its liquidity to have sufficient cash for its various investment alternatives include: i) reducing inventory levels by sale of existing inventory, ii) collection of existing receivables, iii) successful execution of its composition and conversion agreement, iv) consummation of the Maxwell transaction, v) instituting an extensive cost reduction program that is expected to reduce general and administrative expenses through a reduction in certain payroll costs, consolidation of office space, as well as a close monitoring of other expenses, vi) negotiating a new financing agreement with an overadvance provision from the Company's factor and lender (including obtaining a waiver for the current default position).

The Company believes it can improve its liquidity to have sufficient cash for a successful investment alternative. Management believes execution of those steps will provide sufficient liquidity for its to continue as a going concern in its present form. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form. However, there can be no assurance that all of these steps, if successfully completed, can improve the Company's liquidity and that the investment alternative will be successful.

SAM & LIBBY, INC.

PART II.  OTHER INFORMATION
- ------------------------------------------------------------------------------

ITEMS 1 AND 2.  NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES






ITEMS 4 AND 5.  NOT APPLICABLE

SAM & LIBBY, INC.

SIGNATURES
- ------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereto duly authorized.


                                      SAM & LIBBY, INC.
                                     (Registrant)



                                      /s/ Kenneth Sitomer
Date:  August 12, 1996                ----------------------------------------
                                      Kenneth Sitomer
                                      Chief Operating Officer
                                      Chief Financial Officer