Form 10-Q
period 1996-09-28
SAM & LIBBY INC
filed 1996-11-12
CIK 880241

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 28, 1996

                                          OR
     ( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to ____________


                             Commission file number 0-19616





                                 UTOPIA MARKETING, INC.
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

Yes             No    X
    -------        -------


     As of November 1, 1996 there were 13,741,367 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UTOPIA MARKETING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
_______________________________________________________________________________

                                                 SEPTEMBER 28,     DECEMBER 30,
                                                     1996              1995
                                                  (UNAUDITED)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $    144         $    128
  Due from factor, less allowance of $700             4,937            --
  Accounts receivable, less allowances of $258
    and $157                                            908            2,427
  Due from shareholders                               --                 168
  Merchandise inventories                               225            5,692
  Prepaid expenses                                       30              212
                                                   --------         --------
      Total current assets                            6,244            8,627

Property and equipment, net                             171              581
Other assets                                             25              267
                                                   --------         --------
TOTAL ASSETS                                       $  6,440         $  9,475
                                                   --------         --------
                                                   --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to factor                                    $  --            $  1,684
  Accounts payable                                    1,274            4,985
  Accrued expenses                                      308              967
  Other current liabilities                           --                   2
                                                   --------         --------
      Total current liabilities                       1,582            7,638
                                                   --------         --------
LONG-TERM OBLIGATIONS                                    62               91
                                                   --------         --------
SHAREHOLDERS' EQUITY:
  Common stock                                           15               11
  Additional paid-in capital                         32,883           30,780
  Accumulated deficit                               (28,102)         (28,390)
  Deferred compensation                               --                (655)
                                                   --------         --------
      Total shareholders' equity                      4,796            1,746
                                                   --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  6,440         $  9,475
                                                   --------         --------
                                                   --------         --------

See notes to condensed consolidated financial statements.

UTOPIA MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)
_______________________________________________________________________________


                                        THREE MONTHS ENDED                NINE MONTHS ENDED,
                                  ------------------------------    ------------------------------
                                  SEPTEMBER 28,    SEPTEMBER 30,    SEPTEMBER 28,    September 30,
                                      1996             1995             1996             1995

Net revenue                          $ 7,034          $12,688          $24,344          $34,918

Cost of sales                          7,010            8,013           20,788           23,550
                                     -------          -------          -------          -------
Gross profit                              24            4,675            3,556           11,368

Selling, general and
  administrative expense              (2,720)          (3,595)          (7,958)          (9,094)

Sale of trademark, net                 4,100                             4,100
                                     -------          -------          -------          -------
Operating income (loss)
  before extraordinary item,
  interest and taxes                   1,404            1,080             (302)           2,274

Interest expense                        (194)            (418)            (648)            (751)
                                     -------          -------          -------          -------
Income (loss) before income
  taxes and extraordinary item         1,218              662             (950)             662

Income taxes                              50               30               50               30
                                     -------          -------          -------          -------
Net income (loss) before
  extraordinary item                 $ 1,160          $   632          $(1,000)         $ 1,493
                                     -------          -------          -------          -------
                                     -------          -------          -------          -------
Extraordinary gain, net of
  income taxes                         1,288                             1,288
                                     -------          -------          -------          -------
Net income                           $ 2,448          $   632          $   288          $ 1,493
                                     -------          -------          -------          -------
                                     -------          -------          -------          -------
Income (loss) per share before
  extraordinary income               $   .09          $   .06          $  (.07)         $   .13
Extraordinary income per share           .09                               .09
                                     -------          -------          -------          -------
Net income per share                 $   .18          $   .06          $   .02          $   .13
                                     -------          -------          -------          -------
                                     -------          -------          -------          -------
Weighted average shares
  outstanding                         13,741           11,386           13,741           11,379
                                     -------          -------          -------          -------
                                     -------          -------          -------          -------


See notes to condensed consolidated financial statements.

UTOPIA MARKETING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 28, 1996 AND JULY 1, 1995
(IN THOUSANDS, UNAUDITED)
_______________________________________________________________________________

                                                       NINE MONTHS ENDED,
                                                 SEPTEMBER 28,    SEPTEMBER 30,
                                                     1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $   288          $ 1,493
  Adjustments to reconcile net income to net
    cash used by operating activities:
    Depreciation and amortization                       244              318
    Deferred compensation expense                       655              545
    Changes in assets and liabilities:
      Due from factor, net                           (6,621)            (104)
      Accounts receivable                             1,519             (351)
      Due from shareholder                              168             --
      Merchandise inventories                         5,467           (5,372)
      Prepaid expenses                                  182              353
      Other assets                                      236             --
      Accounts payable and accrued expenses          (4,370)           2,778
      Other current liabilities                          (2)             (18)
                                                    -------          -------
        Net cash used by operating activities        (2,234)            (358)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loss on disposal (purchase) of property and
    equipment                                           166             (152)
  Refund of other assets                                  6             --
                                                    -------          -------
        Net cash provided by (used in) investing
          activities                                    172             (152)
                                                    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations                    (29)             (56)
  Proceeds from issuance of common stock, net         2,107               38
                                                    -------          -------
        Net cash provided by (used in) financing
          activities                                  2,078              (18)
                                                    -------          -------
NET INCREASE (DECREASE) IN CASH                          16             (528)

CASH:
  Beginning of period                                   128              683
                                                    -------          -------
  End of period                                     $   144          $   155
                                                    -------          -------
                                                    -------          -------

See notes to condensed consolidated financial statements.

UTOPIA MARKETING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE-MONTH PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
(UNAUDITED)
_______________________________________________________________________________

1.   SALE OF TRADEMARK

     On July 2, 1996, the Company entered into an agreement with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. In August 1996, the Company received $5.3 million. The balance of $.2 million is being held in escrow until April 1997. The Purchaser will not assume any of the Company's liabilities or obligations.

     On September 11, 1996 the Company changed its name to Utopia Marketing, Inc. The Company is undecided as to the nature of its future operations, however, management is considering various investment alternatives.

2.   SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position at September 28, 1996 and the results of its operations and its cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. The condensed consolidated balance sheet as of December 30, 1995, presented herein, has been prepared from the audited consolidated balance sheet of the Company.

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

     The results of operations for the three- and nine-month periods ended September 28, 1996 are not necessarily indicative of the results to be expected for any other period or for the full year.

3    COMPOSITION AND CONVERSION AGREEMENT

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

     The remaining aggregate debt due to these vendors of $1.6 million was paid in the quarter ended September 28, 1996.

                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion of the Company's results of operations for the three-and nine-month periods ended September 28, 1996 and September 30, 1995 includes the consolidated results of operations of Sam & Libby, Inc. and its three wholly-owned subsidiaries, Sanders Importacao E. Exportacao Ltda. ("Sam & Libby Brazil"), Sam & Libby (HK) Limited, ("Sam & Libby Hong Kong"), and Sam & Libby Outlets, Inc. The Hong Kong subsidiary was liquidated in connection with the Company's discontinued apparel operation. In the fourth quarter of 1995, the Company terminated operations in Brazil.

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three months and nine months ended September 28, 1996 decreased 45% and 30%, respectively, compared to the same period of last year. For the three month period, sales declined because of the Company's sale of its trademarks and the resultant sale of lower priced inventory, as well as the poor reception of the product line by customers and the inability to obtain sufficient financing for the production of goods ordered by customers.

GROSS PROFIT

Gross profit as a percentage of net revenue for the three months ended September 28, 1996 was 0.3% compared to 36.8% for the same period of 1995. This steep decline is due to the significant off-price sales incurred by the Company to reduce its inventory position, additional inventory markdowns to net realizable value, and the effect of allocating fixed production costs over a smaller sales base.

These factors caused the gross margin as a percentage of sales for the nine months ended September 28, 1996 and September 30, 1995, respectively, to reduce to 14.6% from 32.6%.

SALE OF TRADEMARK

The company has sold all worldwide rights to the Company's trademarks, trade names and intellectual property rights for $5.5 million. The Company's current operations are limited to collecting its receivables and selling the balance of its inventory. Management is considering various investment alternatives, such as either acquiring a business or commencing a new business.

In connection with the sale of its trademarks, the Company has recognized various reserves, expenses and loss on disposal of approximately $1.4 million.

These adjustments include the acceleration of the Deferred Compensation because of the change of control (as defined) that occurred ($.3 million), the write-off of the unamortized portion of trademark costs previously capitalized ($.1 million), loss on assets disposed ($.2 million), additional warehouse fees ($.2 million), additional professional fees ($.2 million) and additional bad debt expense ($.4 million).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expense decreased for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, respectively, due to an overall reduction of expense levels, principally the reduction of payroll expense, partially offset by the additional reserves for collectibility of certain assets. SG&A as a percentage of sales increased to 38.7% from 28.3% for the three-month period and increased to 32.7% from 26.0% for the nine month period because the benefit of the overall reduction of expense levels was limited by the decreased sales base.

INTEREST EXPENSE

Interest expense for the three months and nine months ended September 28, 1996 was $194,000 and $418,000 compared to $648,000 and $751,000 for the same period of last year. This decrease in interest expense is related primarily to the payoff of the Company's factor advance with the proceeds of the Maxwell transaction. This payoff eliminated the Company's factor advance and consequently significantly reduced interest expense. For the nine month period, the decrease for the last three months was partially offset by advances received from the Company's factor to meet working capital requirements in the first six months. In addition, the Company's borrowing rate increased due to its overadvance position. Factor advances were significantly lower throughout the first six months of 1995 as the Company maintained funds sufficient to meet working capital needs.

EXTRAORDINARY GAIN

During the three months ended September 28, 1996, the Company recognized $1.3 million of extraordinary income for the forgiveness of debt agreed to by two major vendors in connection with the composition and conversion agreement. That agreement included the debt forgiveness ($1.3 million) and the conversion of $2.0 million of indebtedness to 2.6 million shares of common stock, $.001 par value, at a conversion debt purchase price of $.75 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash for the nine months ended September 28, 1996 was from the sale of inventory and conversion of debt to equity, as well as the sale of the trademark. This cash was used to decrease payables, increase the balance due from factor, and increase cash balances.

On May 31, 1996, the Board of Directors authorized the Company to enter into an agreement with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to Sam & Libby's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. The Purchaser will not assume any of the Company's liabilities or obligations. In August 1996, the Company received $5.3 million. The balance of $.2 million is being held in escrow until April 1997. In connection with the sale of its trademark, the Company changed its name to Utopia Marketing, Inc.

At June 26, 1996, the Company had approximately $4.9 million of accounts payable with two of its vendors. On that date, the Company entered into an agreement with those vendors whereby the vendors agreed to forgive $1.3 million of indebtedness and to convert $2.0 million of indebtedness to 2.6 million shares of common stock, $.001 par value, at a conversion debt purchase price of $.75 per share. At June 29, 1996, the Company recorded the conversion of debt to equity. The remaining aggregate debt due to these vendors of $1.6 million was paid in August 1996.

The Company has not decided on the nature of its future operations subsequent the sale of its trademark. However, the Company is considering various investment alternatives, such as either acquiring a business or commencing a new business. The Company's continued existence is dependent upon its ability to maintain sufficient liquidity during 1996 to acquire a successful business or commence a successful new business. Management's plans to improve its liquidity to have sufficient cash for its various investment alternatives include: i) reducing inventory levels by sale of existing inventory, and ii) collection of existing receivables.

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

UTOPIA MARKETING, INC.

PART II.  OTHER INFORMATION
_______________________________________________________________________________

ITEMS 1 AND 2.  NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES






ITEMS 4 AND 5.  NOT APPLICABLE

UTOPIA MARKETING, INC.

SIGNATURES
_______________________________________________________________________________

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereto duly authorized.


                                      UTOPIA MARKETING, INC.
                                      (Registrant)


Date:  November 11, 1996              _________________________________________
                                      Kenneth Sitomer
                                      Chief Operating Officer
                                      Chief Financial Officer