Form 10-K405
period 1996-12-28
SAM & LIBBY INC
filed 1997-03-31
CIK 880241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       ( X )               OF THE SECURITIES EXCHANGE ACT OF 1934
                                       (Fee Required)
                                             or
       (   )             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    (No Fee Requirement)

                 For the Fiscal Year Ended               Commission file number
                     December 28, 1996                          0-19616

                             UTOPIA MARKETING, INC.
                          (FORMERLY SAM & LIBBY, INC.)
                                  (Registrant)

                         CALIFORNIA                            94-3060101
              (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)              Identification No.)

                     58 WEST 40TH STREET
                      New York, New York                          10018
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / * /


       The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the closing price of the Common Stock on March 1, 1997, as reported on the NASDAQ National Market System, was approximately $180,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of March 1, 1997, the registrant has 13,741,367 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1997 are incorporated by reference into PART III of this Form 10-K Report.

                                     PART I

ITEM 1.      BUSINESS

SALE OF TRADEMARK

         On July 2, 1996, Utopia Marketing, Inc. (formerly Sam & Libby, Inc.) (the "Company") entered into an agreement with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests. The Purchaser will not assume any of the Company's liabilities or obligations. In August 1996, the Company received cash of $5.3 million. The balance of $0.2 million is being held in escrow until April 1997.

         On September 11, 1996, the Company changed its name to Utopia Marketing, Inc. The Company is undecided as to the nature of its future operations, however, management is considering various investment alternatives.

PRODUCTS

         Utopia Marketing, Inc. has sold all of its trademarks, etc. and currently has no products under development. Prior to the sale of its trademarks, the Company marketed the following products.

         SAM & LIBBY Women's Footwear. The Company offered more than 100 different styles of women's casual shoes, dress shoes, boots, sandals and espadrilles in a broad range of colorful and creative designs. SAM & LIBBY brand women's footwear sold at retail prices ranging from $15 to $60 per pair. The Company introduced new shoes in each of the four footwear selling seasons - spring, summer, fall and holiday/resort.

         SAM & LIBBY Children's Footwear. The children's line primarily consisted of infants and girls footwear. The children's line included both adaptations from the women's line and stand alone fashion developed exclusively for the children's line. The line encompassed all aspects of girls and infants footwear from dress to casual.

         The Company introduced a new line of girls' fashion athletic shoes for Fall 1996 delivery.

         JUST LIBBY Footwear. JUST LIBBY was an upscale women's footwear line with higher price points than the SAM & LIBBY line and targeted a more sophisticated fashion-conscious customer. JUST LIBBY brand women's footwear sold at retail prices ranging from $60 to $100 per pair.

         Handbags. In March 1994, the Company initiated its handbag division. The product line was directed at two different customer bases. The higher priced line was marketed under the JUST LIBBY brand, whereas the lower price points were marketed under the SAM & LIBBY brand. In 1995, the Company discontinued the division. Revenue for 1995 and 1994 was not significant.

         Private Label Products. In connection with its private label business, the Company arranged for the manufacture of women's and children's footwear for selected retailers primarily under the retailer's private label. Under this arrangement, the Company received a fee for providing design expertise, acting as a sourcing agent for the retailer, managing the manufacturing process, inspecting the finished goods and arranging the sale of the finished goods by the manufacturer to the retailer. The retailer paid the manufacturer directly for the products.

         The private label business provided the Company with several competitive advantages, including the retention of revenues that might otherwise have been lost due to copying, increased manufacturing volume (which reduced manufacturing costs of the Company's other footwear products) and the strengthening of business relationships between the Company and its contract manufacturers. The private label business provided revenue to the Company without the inventory risk, warehousing and other carrying costs involved in the sale of its branded products.

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

DESIGN AND DEVELOPMENT

         The Company no longer designs or develops any products. Prior to the sale of its trademarks, the design process typically began about nine months before the start of a season. The major influences upon the process included the design team's impression of current worldwide lifestyle and clothing trends and shoe fashions, as well as the history of a particular shoe or fashion style in the United States. Other factors included the availability of raw materials, the capabilities of the factories that will manufacture the products and the target retail cost of the product. The design team traveled extensively in Europe to discover and confirm the latest fashion trends and subscribed to various fashion and color information services to keep abreast of trends emerging in the fashion industry. Senior management was actively involved in the analysis of fashion trends and the design process for the Company's products.

         After the design team arrived at a consensus regarding the fashion themes for the coming season, the group manufactured designs that translated these themes into SAM & LIBBY or JUST LIBBY products. These interpretations included variations in product color, material, structure and decoration. Drawings and prototypes of the products were sent to the Company's foreign manufacturing agents, where samples were created. The Company attempted to minimize the risks relating to changing fashion trends and product acceptance by producing a large number of styles before each selling season, evaluating trade acceptance before volume manufacture, and closely monitoring retail sales trends after retail introduction.

MARKETING AND PROMOTION

         The Company no longer markets or promotes any products. Prior to the sale of its trademarks, the Company advertised, marketed and promoted the SAM & LIBBY brand name through a variety of means, including nationwide print media, product packaging, in-store visual support and other point-of-sale materials. The Company's in-house advertising department oversaw the conception, development and implementation of most aspects of the packaging, advertising, marketing and sales promotion for the Company's products. Senior management was directly involved in shaping the Company's image and its advertising and promotional activities.

         The Company marketed its products in approximately 2,000 retail locations in the United States through a broad network of department and specialty retail stores. Certain of the Company's high volume accounts feature "shop-in-shop" formats in which floor space was dedicated exclusively to SAM & LIBBY products. The Company's ten largest customers represented approximately 50% and 49% of gross sales in

1996 and 1995, respectively. In 1995 Kinney Corporation (a division of Woolworth) accounted for approximately 11% of gross sales. In addition, certain of the Company's customers are under common ownership. During 1996 and 1995, the department store groups owned by the Federated Department Stores Company ("Federated"), as a group, accounted for approximately 9% and 11% of the Company's gross revenues. No single department store unit of either group accounted for more than 6% and 3% of gross sales in 1996 and 1995, respectively. While the Company believes that purchasing decisions were made independently by each department store unit (including stores that are part of the May and Federated groups), in some cases the trend may have been towards more centralized purchasing decisions.

         During 1993, the Company changed from a sales force primarily composed of Company employees to a sales force primarily composed of independent sales representatives whose compensation was based upon commissions earned. Senior management was actively involved in selling to major accounts. Sales to foreign customers were nominal.

         The Company operated one outlet store in Vacaville, California since September 1991. This store was located in a factory outlet shopping mall to avoid substantial competition with the Company's major retailing customers and sold factory seconds as well as excess stock merchandise. This store was closed in June 1996.

         In July 1992, the Company opened one retail footwear store in the Beverly Center mall in Beverly Hills, California. This store enabled the Company to display substantially all of its footwear offerings in one retail location as well as test market new footwear styles. This store was also closed in June 1996.

         In connection with the closing of the retail stores, the Company incurred certain expenses for the year ended December 31, 1996, representing principally the write-off of property assets no longer being used.

MANUFACTURING

         The Company no longer manufactures any products. From inception to July 2, 1996 (the date the Company sold its trademarks), the Company's footwear products were manufactured to its specifications by independent contractors located in Brazil, Taiwan, the People's Republic of China ("China"), Spain and Italy. In 1996, most of the Company's leather footwear was manufactured in Brazil and most of its canvas and synthetic footwear was manufactured in Taiwan and China. The percentage of footwear products manufactured in each country varies from time to time depending on the particular material emphasized in the Company's product lines from season to season. The 1994 change in the Brazilian currency, which is no longer considered inflationary and has lost some of its competitive pricing, created additional opportunities in the Far East, which in 1996 was the primary source for the Company's footwear.

         The Company sought to develop long-term relationships with factories that met the Company's requirements for quality, volume and price. In most cases, the Company attempted to have one line within each factory dedicated solely to the manufacture of the Company's products in order to improve productivity on the line and simplify quality control procedures.

         Sanders-Importacao E Exportacao Ltd. ("Sam & Libby Brazil"), the Company's wholly-owned subsidiary and exclusive agent in Brazil, produced prototypes of new footwear styles, placed orders with Brazilian factories, monitored manufacturing quality on a daily basis, inspected finished goods and coordinated shipment of finished goods to the United States. In the last quarter of 1995, the Company sold the building and closed its Brazilian office operation. Sam & Libby used independent agents in the Far East to perform similar services for the Company.

IMPORTS AND IMPORT RESTRICTIONS

         The Company no longer imports any products. In 1996, substantially all of the Company's products were manufactured in Brazil, Taiwan, China, Italy and Hong Kong. Although the Company had no long-term manufacturing agreements with its producers and competed with other companies for production facilities (including companies that are much larger than the Company), management believed that the Company's relationships with its footwear producers were satisfactory and that it had the ability to develop, over time, alternative sources in various countries for the footwear obtained from its current producers.

         The Company's arrangements with its manufacturers and suppliers were subject to the usual risks of doing business abroad, including revaluation of currencies, export duties, import controls and trade barriers, tariffs, quotas, restrictions on the transfer of funds and, in certain parts of the world, political instability. The Company's products were also subject to United States customs duties. United States customs duties currently are 10% of factory cost on footwear made principally of leather, 6% of factory cost on synthetic footwear and up to 48% of factory cost on canvas and fabric shoes.

DISTRIBUTION

         The Company no longer distributes any products other than products remaining in inventory in accordance with its contract with Maxwell (Purchaser of its trademarks).

         The Company has a contract (the "RML Agreement") with RML Limited ("RML"), an independent warehouse facility located in Harrisburg, Pennsylvania pursuant to which RML provides the Company with warehouse, distribution, inspection and other services for a fee based upon gross shipping dollars, which is calculated on a declining percentage as various sales plateaus are achieved. The agreement expired by its term in April 1995 but was renewed until February 1997. The Company believes that it will have minimal inventory at that date. The RML Agreement will terminate on February 28, 1997.

BACKLOG

         At the end of 1996, the Company had no unfilled customer orders.

EMPLOYEES

         As of March 29, 1997, the Company had 3 full-time employees. The employees were executives engaged in evaluating possible investment opportunities.

ITEM 2.      PROPERTIES

         The Company's design, sales, marketing and executive offices and its showroom are located in the same building in New York City. The lease for the fourth floor of the executive offices covers approximately 6,500 square feet and expires in April 1998. The lease for the showroom space covers approximately 6,500 square feet and expires in April 1998. In January of 1996, the Company sublet the fourth floor and gave a concession for seven months free rent. All employees are now situated on one floor. In 1996, the Company canceled its lease for approximately 1,200 square feet in a showroom in Dallas. The Company forfeited its security deposit in connection with the cancellation of this lease. The Company had two lease agreements for terms not exceeding five years for an outlet store in Vacaville, California (approximately 2,200 square feet) and a full price retail footwear store located in Beverly Hills, California

(approximately 1,000 square feet). During 1996 these leaseholds were canceled. Sam & Libby Brazil sold the office building in Novo Hamburgo, Brazil during the fourth quarter of 1995.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS

         Prior to the sale of its trademarks, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "SAML". On September 11, 1996, the Company changed its name to Utopia Marketing, Inc. Its stock is traded over-the-counter under the symbol "UTPM."

         The following table sets forth the high and low closing sales prices of the Company's Common Stock for the years ended December 28, 1996 ("1996") and December 30, 1995 ("1995"), as reported by the Nasdaq National Market and other independent quotation services:


                                              HIGH             LOW
                                              ----             ---
            1995
            ----
            First Quarter                     2-1/2            7/8
            Second Quarter                    3-1/4            1-3/4
            Third Quarter                     2-15/16          1-7/16
            Fourth Quarter                    1-15/16          13/16

            1996
            ----
            First Quarter                     1-5/8            3/4
            Second Quarter                    2-1/16           1/4
            Third Quarter                     7/8              1/8
            Fourth Quarter                    3/16             .05


         As of February 19, 1997, the Company had 1,073 shareholders of record. The Company has no shares of any other class of capital stock outstanding other than its Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception, other than distributions to Samuel L. Edelman, Louise
B. Edelman and Stuart L. Kreisler (the "Principal Shareholders") during the period that the Company was an S Corporation and in connection with the termination of the Company's status as an S Corporation. The Company currently anticipates that any future earnings will be retained for development of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.      SELECTED FINANCIAL DATA

         The selected financial data set forth below for the years ended December 31, 1992, January 1, 1994, December 31, 1994, December 30, 1995 and December 28, 1996 has been derived from the Company's Consolidated Financial Statements, and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. See Notes 1, 12 and 13 of Notes to Consolidated Financial Statements regarding change in fiscal year, discontinued operations and extraordinary gain, respectively.

                                                                                 YEAR ENDED
                                           ------------------------------------------------------------------------------
                                           DECEMBER 28,    DECEMBER 30,     DECEMBER 31,   JANUARY 1,      DECEMBER 31,
                                              1996           1995             1994           1994             1992
                                           ------------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net revenue                                 $ 23,637       $ 38,755        $ 36,540        $  33,217         $ 63,583
Gross profit                                   2,771          9,269           7,654            3,132           18,716
Net loss from continuing
   operations                                 (2,675)        (3,773)         (3,789)         (16,174)          (1,925)
Net loss from discontinued
   operations including applicable
   tax effect                                      -              -               -             (648)            (915)
Extraordinary gain                             1,288
Net loss                                    $ (1,387)      $ (3,773)       $ (3,789)       $ (16,822)        $ (2,840)
                                            ========       ========        ========        =========         ========

Net loss per share from
   continuing operations                     $  (.22)      $  (0.35)       $  (0.35)       $   (1.60)        $  (0.19)
Net loss per share from
   discontinued operations                         -              -               -            (0.06)           (0.09)
Extraordinary income per share                   .11
Net loss per share                          $   (.11)      $  (0.35)       $  (0.35)       $   (1.66)        $  (0.28)
                                            ========       ========        ========        =========         ========

Weighted average shares
   outstanding                                12,136         10,878          10,800           10,163           10,075
                                            ========       ========        ========        =========         ========

BALANCE SHEET DATA
   (AT PERIOD END):
Working capital                             $  3,162       $    989        $  3,391        $   6,558         $ 21,065
Total assets                                   3,344          9,475           7,849           14,836           29,087
Long-term obligations                              7             91              99              195              227
Shareholders' equity                           3,180          1,746           5,019            8,454           23,844
Shareholders' equity per share                   .23            .16            0.46             0.78             2.37

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion of the Company's consolidated results of operations for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 includes the results of operations of Sam & Libby Brazil, Sam & Libby Hong Kong and Sam & Libby Outlets, Inc. ("Sam & Libby Outlets"), wholly-owned subsidiaries of the Company.

Sale of Trademark

         On July 2, 1996, the Company entered into an agreement (the "Agreement") with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. In August 1996, the Company received $5.3 million. The balance of $.2 million is being held in escrow until April 1997. The Purchaser will not assume any of the Company's liabilities or obligations.

RESULTS OF OPERATIONS

Net Revenue

         Net revenue for 1996 decreased approximately 36% from 1995. Under the terms of the Agreement, the Company was precluded from designing, selling or producing any products using the name SAM & LIBBY and associated trademarks, trade names, etc. other than products in production or in inventory as of July 2, 1996 (date of agreement).

         In attempting to collect the amounts due to the Company, the Company was forced to grant greater than normal markdowns. Also, due to the time pressures imposed by the Agreement, the Company sold the remaining inventory at close-out prices.

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

         In an attempt to remedy the traditional low sales volume in the 1995 fourth quarter, the Company planned a fourth quarter business based on a suede sneaker program which would be a natural evolution of its strong canvas sneaker program during the preceding nine months. The very soft retail market for back-to-school reduced the department stores' ability to buy fourth quarter merchandise which resulted in a poor selling fourth quarter and a higher than anticipated inventory level (see Gross Profit discussion). Further adversely impacting net revenue were additional markdowns in the fourth quarter given to customers because of the weak sales at retail during for the fall selling season.

         Net revenue for 1994 increased approximately 10.0% from 1993. Sales of branded footwear increased 14.7% while private label commission revenue decreased 82.6%. The increase in sales of branded footwear is principally attributable to increased sales of units closer to the list price of SAM & LIBBY brand women's and children's footwear due to better end customer acceptance of the Company's products and decreased returns and customer allowances. The reduction in private label revenue was a result of management's decision to focus its energies towards the branded label business.

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

Gross Profit

         Gross profit as a percentage of net revenue ("Profit Margin") declined to 11.7% in 1996 from 23.9% in 1995.

         The same causes that impacted net revenue affected the gross profit, namely, higher than normal markdown allowances and disposal of inventory at close-out prices due to the sale of the SAM & LIBBY trademarks (see Net Revenue discussion).

         The Profit Margin improved to 23.9% in 1995 from 20.9% in 1994. Profit margin before customer allowances and markdowns improved approximately 6% from 1994 since the Company was able to sell more of its merchandise closer to the list price. Negatively impacting the Profit Margin were additional allowances given to customers as well as higher inventory markdowns necessitated by the excessive level of Fall 1995 inventory as stated above. The effect of customer allowances as well as inventory markdown was especially affected in the fourth quarter of 1995 which resulted in a negative gross margin for the reasons stated.

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

Selling, General and Administrative Expenses

         Selling general and administrative expenses ("SG&A") increased as a percentage of net revenues from 29.8% in 1995 to 37.1% in 1996. The percent increase was the result of the substantial decrease in net revenue discussed above. The expenses decreased from $11,539 in 1995 to $8,773 in 1996. The decrease in expenses was the result of the Company's ending of its design, production and sales efforts, all as a result of the sales of its trademark, partially offset by certain termination expenses.

         SG&A as a percentage of net revenue slightly increased from $10,978 (30.0% of net revenues) in 1994 to $11,539 (29.8% of net revenues) in 1995. The increase is principally a result of additional advertising expenses in 1995.

         SG&A as a percentage of net revenue decreased from $13,946 (42.0% of net revenues) in 1993 to $10,978 (30.0% of net revenues) in 1994. The reduction in both percentage and absolute dollars is principally due to reductions in advertising, staffing, commissions and overall administrative expense control.

Composition and Conversion Agreement

         At June 26, 1996, the Company had approximately $4.9 million of accounts payable with two of its major vendors. On that date, the Company entered into an agreement with those vendors whereby the vendors agreed to forgive approximately $1.3 million of indebtedness and convert approximately $2.0 million of indebtedness to 2.6 million shares of common stock, $.001 par value, at a conversion debt purchase price of $.75 per share. The forgiveness of the debt is shown as an extraordinary item in the accompanying consolidated statement of operations.

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

RML Agreement

         The Company has a contract (the "RML Agreement") with RML Limited ("RML"), an independent warehouse facility located in Harrisburg, Pennsylvania pursuant to which RML provides the Company with warehouse, distribution, inspection and other services for a fee based upon gross shipping dollars, which is calculated on a declining percentage as various sales plateaus are achieved. The agreement expired by its term in April 1995 but is automatically renewable from year to year unless either party gives notice of non-renewal. The Agreement is now scheduled to end in February 1997.

Interest Expense

         Interest decreased from $1,045,000 in 1995 to $641,000 in 1996. Interest expense increased from $500,000 in 1994 to $1,045,000 in 1995.

         The decrease from 1995 to 1996 was the result of the receipt of $5.3 million in August 1996 on account of the sale of the trademarks, discussed above. Subsequent to the sale of the trademarks, the requirements for cash advances and overadvances from its factor against unmatured factored receivables decreased. The increase from 1994 to 1995 was the result of increasing needs of cash advances from its factor. Conversely, the decrease in interest expense observed in 1996 is principally the reflection of positive cash positions with the Factor during the last quarter of 1996.

Interest and Other Income/(Expense)

         In the fourth quarter of 1995, management made the decision to close the Company's operations in Brazil, as the Company's buying strategy shifted from Brazil to China. As a result, the Company took a charge of $427,000 for closing the operations.

         Other expense in 1995 includes the loss in the sale of the building in Brazil and certain expenses related to the liquidation of the Company's Hong Kong subsidiary.

Liquidity and Capital Resources

         The Company assigned all of its trade receivables to its factor and lender in accordance with a factoring and financing arrangement (the "Agreement"), as discussed in Note 2 in the notes to the financial statements. Approximately 85% of trade receivables were sold on a nonrecourse basis. For those amounts assigned on a recourse basis, the Company either obtained credit insurance, requires cash deposits, or receives letters of credit payable to the Company.

         In June 1996, two major creditors of the Company were owed approximately $4,900,000. Such creditors agreed to restructure the debt by forgiving approximately $1,288,000 (reflected as an extraordinary item on the accompanying consolidated statement of operations), the acceptance of 2,698,000 shares of the Company's common stock valued at $.75 a share ($2,027,000). The balance of the debt (approximately $1,600,000) was paid in August 1996.

         During 1996, the Company experienced continuing losses from operations. The ability to funds its operating losses and cash required for operations was uncertain. An opportunity to sell its trademarks to Maxwell Shoe Co. Inc. for a total of $5,500,000 plus certain other expenses was offered in conjunction with the restructuring of its debt to two major creditors. The Company accepted the offer in July 1996 and ceased designing, producing and selling of its product under the terms of such agreement.

         During 1995, the Company was able to fund its operating losses and cash used in operations through advances from its factor based on the collateral borrowing formula as well as an overadvance line. In order for the Company to avail itself of this overadvance line, a principal shareholder and executive officer of the Company, executed a personal guarantee up to $500,000 of the overadvance facility in the form of collateral assigned to the factor. In January 1997 the collateral was returned.

         During 1996, the Company was able to repay its overadvance facility with the factor as a result of the normal collection process of factored receivables and the sale of the trademarks discussed above.

         The Company also had a letter of credit agreement from its factor. Letter of credit financing, which reduces the advance availability under the borrowing base formula, was insignificant in 1996 and in 1995. There were no outstanding letters of credit on December 28, 1996.

         The Company's business does not require significant capital expenditures. There were no capital expenditures for 1996.

         The main activities of the Company since July 1996 have been the collecting of the amount due to the Company or its factor and the sale of the merchandise inventory under the terms of the agreement with Maxwell. As of December 28, 1996, these activities were substantially complete.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements as of December 28, 1996 and December 30, 1995 and for each of the three years in the period ended December 28, 1996 are included in this report as listed on the Index to Financial Statements appearing in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is incorporated by reference to the registrant's definitive proxy statement that will be filed pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors required by this
Item is incorporated by reference to the Proxy Statement under the caption "Election of Directors - Nominees."

         The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages as of March , 1997, are as follows:

              NAME              AGE                    POSITION                                  SINCE
----------------------          ---    --------------------------------------------------        -----

Samuel L. Edelman               45    Chairman of the Board, President and Chief                 1987
                                      Executive Officer
Louise B. Edelman               43    Executive Vice President, Corporate Development            1987
Kenneth M. Sitomer              50    Chief Operating Officer and Chief Financial Officer        1993

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

         Louise B. (Libby) Edelman, a co-founder of the Company, served as Senior Vice President - Image from the Company's founding until the second quarter of 1992. At the time, Ms. Edelman was promoted to Executive Vice President - Corporate Development. Prior to October 1987, Ms. Edelman held various positions, including National Sales Manager for Esprit Kids Shoes, Director of Public Relations for Calvin Klein Ltd., a fashion company, and Senior Fashion Editor of Seventeen, Mademoiselle and Harper's Bazaar magazines. Ms. Edelman has served as a Director of the Company since its founding.

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

ITEM 11.     EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION

         The information required by this item is incorporated by reference to the proxy statement under the caption Executive Compensation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the proxy statement under the caption Security Ownership of Certain Beneficial Owners and Management.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the proxy statement under the caption Certain Relationships and Related Transactions.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)   The following documents are filed as a part of this Report:

             1. Financial Statements. The following Consolidated Financial Statements of the Company and Independent Auditors' Report are filed as a part of this Report:

                                                                                    Page
                                                                                    ----
        Independent Auditors' Report                                                F-1
        Consolidated Balance Sheets - December 28, 1996 and December 30, 1995       F-2
        Consolidated Statements of Operations - Years Ended
          December 28, 1996, December 30, 1995 and December 31, 1994                F-3
        Consolidated Statements of Shareholders' Equity - Years Ended
          December 28, 1996, December 30, 1995 and December 31, 1994                F-4
        Consolidated Statements of Cash Flows - Years Ended
          December 28, 1996, December 30, 1995 and December 31, 1994                F-5
        Notes to Consolidated Financial Statements                              F-6 to F-15

             2. Financial Statement Schedules. The following financial statement schedules of the Company for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto:

                                                                            Page
                                                                            ----
         Schedule II  -   Valuation and Qualifying Accounts                 S-1


         Schedules other than those listed above have been omitted because they are not applicable, not required, or the required information has been given in the Consolidated Financial Statements of the Company and Notes thereto.

3.   Exhibits.  The following Exhibits are filed as part of, or incorporated by
     ---------
reference into, this Report:

       3.1    Restated Articles of Incorporation.(1)
       3.2    Restated Bylaws.(1)
       4.1    Article III of Restated Articles of Incorporation (see Exhibit
              3.1).(1)
       4.2    Form of Common Stock Certificate.(1)
      10.1 1991 Stock Plan and forms of Incentive Stock Option agreement and Nonstatutory Stock Option Agreement.(1)
      10.2    1991 Employee Stock Purchase Plan.(1)
      10.3    Shareholders Agreement, as amended and restated.(1)
      10.4    Factoring Agreement between Registrant and Republic Factors Corp.
              (1)
      10.5    Form of Indemnification Agreement.(1)
      10.6 S Corporation Termination, Tax Allocation and Indemnification Agreement.(1)
      10.7 Merchandise License Agreement between Sam & Libby, Inc. and AMG Apparel Ltd. dated as of May 1, 1993.*
      10.8 Facilities and Service Contract dated April 22, 1993 between Sam & Libby, Inc. and RML Limited.(2)
      10.9 Employment Agreement dated as of May 3, 1993 between Kenneth Sitomer and Sam & Libby, Inc.(3)
      10.10   Agreement, dated as of August 12, 1993, between Lane
              International Trading, Inc., Sam & Libby Taiwan and
              Sam & Libby, Inc.*
      10.11 Promissory Note dated August 12, 1993 from Sam & Libby, Inc. to Sam & Libby Taiwan.*
      11.1    Calculation of Earnings Per Share.
      22.1    List of Subsidiaries.
      24.1    Independent Auditors' Consent and Report on Schedules.
      25.0    Power of Attorney (included on page 20).

----------
(1)    Exhibits 3.1, 3.2, 4.1, 4.2, 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 are
       incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-43424) filed October 18, 1991, Amendment No. 1 thereto filed November 7, 1991, Amendment No. 2 thereto filed November 25, 1991 and Amendment No. 3 thereto filed December 4, 1991, which Registration Statement became effective December 4, 1991.
(2) Exhibit 10.8 is incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993.
(3) Exhibit 10.9 is incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993.
*      Previously filed.

         (b) Reports on Form 8-K. There were no Reports on Form 8-K during the quarter ended December 28, 1996.

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


                                   UTOPIA MARKETING, INC.
                                   (formerly SAM & LIBBY, INC.)

                                   By:  /s/ Kenneth M. Sitomer
                                      -----------------------------------------
                                   Kenneth M. Sitomer
March 31, 1997                     Chief Operating Officer and Financial Officer
---------------


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth M. Sitomer his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report of Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                 SIGNATURE                                          TITLE                            DATE
   -------------------------------------        -------------------------------------------    -----------------
          /s/ Samuel L. Edelman                 President and Chief Executive Officer           March 31 , 1997
   -------------------------------------        (Principal Executive Officer), and
             (Samuel L. Edelman)                Chairman of the Board


          /s/ Kenneth M. Sitomer                Chief Operating Officer                         March 31 , 1997
   -------------------------------------        Chief Financial Officer
             (Kenneth M. Sitomer)               (Principal Financial Officer)

          /s/ Louise B. Edelman                 Executive Vice President - Corporate            March 31 , 1997
   -------------------------------------        Development and Director
             (Louise B. Edelman)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
    Utopia Marketing, Inc. (formerly Sam & Libby, Inc.):

We have audited the accompanying consolidated balance sheets of Utopia Marketing, Inc. (formerly Sam & Libby, Inc.) and its subsidiaries (the "Company") as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows of each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.




New York, New York
February 7, 1997

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                          DECEMBER 28, 1996       DECEMBER 30, 1995
                                                          -----------------       -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $   2,852             $     128
     Due from factor, less allowance of $75 as
      of December 28, 1996                                           107                     -
     Accounts receivable, less allowance of $157 as
      of December 30, 1995                                           293                 2,427
     Due from shareholders                                             -                   168
     Merchandise inventories                                          36                 5,692
     Prepaid expenses                                                 31                   212
                                                               ---------             ---------
         Total current assets                                      3,319                 8,627

Property and equipment, net                                            -                   581

Other assets                                                          25                   267
                                                               ---------             ---------
     Total assets                                              $   3,344             $   9,475
                                                               =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Due to factor                                             $       -             $   1,684
     Accounts payable                                                 58                 4,985
     Accrued expenses                                                 99                   967
     Current portion of long-term obligations                          -                     2
                                                               ---------             ---------
         Total current liabilities                                   157                 7,638
                                                               ---------             ---------
Long-term obligations                                                  7                    91
                                                               ---------             ---------

Shareholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares
      authorized, none issued                                                                -
     Common stock, $.001 par value; 45,000,000 shares
      authorized, 13,741,367 and 10,936,429 shares
      outstanding                                                     14                    11
     Additional paid-in capital                                   32,943                30,780
     Accumulated deficit                                         (29,777)              (28,390)
     Deferred compensation                                             -                  (655)
                                                               ---------             ---------
         Total shareholders' equity                                3,180                 1,746
                                                               ---------             ---------
     Total liabilities and shareholders' equity                $   3,344             $   9,475
                                                               =========             =========

                 See Notes to Consolidated Financial Statements.

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                        YEAR ENDED
                                                                     --------------------------------------------------
                                                                     DECEMBER 28,       DECEMBER 30,       DECEMBER 31,
                                                                         1996               1995               1994
                                                                     ------------       ------------       ------------

 Net revenue                                                          $   23,637        $  38,755           $  36,540

 Cost of sales                                                            20,866           29,486              28,886
                                                                      ----------        ---------           ---------

     Gross profit                                                          2,771            9,269               7,654

 Selling, general and administrative expenses                             (8,833)         (11,539)            (10,978)

 Gain on sale of trademark                                                 4,100                -                   -

 Operating loss before extraordinary item,
     interest and taxes                                                   (1,952)          (2,270)             (3,324)

 Interest expense - net                                                     (723)           (1503)               (465)
                                                                      ----------        ---------           ---------

 Loss before extraordinary item                                           (2,675)          (3,773)             (3,789)

 Extraordinary gain                                                        1,288                -                   -
                                                                      ----------        ---------           ---------

 Net income$                                                          $   (1,387)       $   3,773)          $  (3,789)
                                                                      ==========        =========           =========

 Loss per share before extraordinary income                           $     (.22)       $   (0.35)          $   (0.35)
 Extraordinary income per share                                              .11                -                   -
                                                                      ----------        ---------           ---------

 Net loss per share                                                   $     (.11)       $   (0.35)          $   (0.35)
                                                                      ==========        =========           =========

 Weighted average shares outstanding                                      12,136           10,878              10,800
                                                                      ==========        =========           =========

                 See Notes to Consolidated Financial Statements

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                      RETAINED
                                                                       ADDITIONAL     EARNINGS
                                                     COMMON STOCK        PAID-IN    (ACCUMULATED       DEFERRED
                                                 SHARES      AMOUNT      CAPITAL      DEFICIT)       COMPENSATION        TOTAL

Balance at January 1, 1994                      10,794        $11       $  30,154     $ (20,828)        $  (883)       $  8,454

Common stock issued under stock plans                8          -              12             -               -              12
Grants of compensatory stock options                 -          -             576             -            (563)             13
Amortization of deferred compensation                -          -               -             -             329             329
Net loss                                             -          -               -        (3,789)              -          (3,789)
                                                ------        ---       ---------     ---------         -------        --------

Balance at December 31, 1994                    10,802         11          30,742       (24,617)         (1,117)          5,019

Common stock issued under stock plans               34          -              13             -              -               13
Exercise of employee stock options                 100          -              25             -              -               25
Amortization of deferred compensation                -          -               -             -            462              462
Net loss                                             -          -               -        (3,773)             -           (3,773)
                                                ------        ---       ---------     ---------          -----         --------

Balance at December 30, 1995                    10,936         11          30,780       (28,390)          (655)           1,746

Common stock issued under stock plans               18          -              32             -              -               32
Exercise of employee stock options                  78          -              80             -              -               80
Common stock issued in connection with
  debt forgiveness                               2,698          3           2,024             -              -            2,027
Common stock issued in exchange of
  services                                          11          -              27             -              -               27
Amortization of deferred compensation                -          -               -             -            655              655
Net loss                                             -          -               -        (1,387)             -           (1,387)
                                                ------        ---       ---------     ---------          -----         --------

Balance at December 28, 1996                    13,741        $14       $  32,943     $ (29,777)         $   -         $  3,180
                                                ======        ===       =========     =========          =====         ========

                 See Notes to Consolidated Financial Statements

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED
                                                                     -------------------------------------------------
                                                                     DECEMBER 28,      DECEMBER 30,        DECEMBER 31
                                                                         1996             1995               1994
                                                                     ------------      ------------        -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $   (1,387)       $  (3,773)          $   (3,789)
 Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                            302              461                  457
    Loss on disposal of fixed assets                                         279                -                    -
    Gain on debt forgiveness                                              (1,288)               -                    -
    Deferred compensation expense                                            655              462                  342
    Gain on sale of assets                                                     -              246                    -
    Gain on settlement of note payable                                         -                -                 (190)
    Provision for allowances against accounts receivable                    (157)               7                 (328)
    Settlement of shareholder lawsuit                                          -                -               (2,150)
    Changes in operating assets and liabilities:
      Accounts receivable                                                  2,291             (747)                 202
      Due (from) to factor                                                (1,791)           1,168                   16
      Due from shareholders                                                  168                -                 (168)
      Merchandise inventories                                              5,656           (2,545)               2,779
      Refundable income taxes                                                                   -                  275
      Prepaid expenses and other assets                                      423              217                 (389)
      Notes payable                                                                             -                 (999)
      Accounts payable, accrued expenses and
        other current liabilities                                         (2,455)           3,739                 (133)
                                                                      ----------        ---------           ----------

 Net cash provided by (used in) operating activities                       2,696             (765)              (4,075)
                                                                      ----------        ----------          ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         -             (182)                 (20)
    Proceeds from sale of property and equipment                               -              362                    -
                                                                      ----------        ---------           ----------

 Net cash provided by (used in) investing activities                           -              180                  (20)
                                                                      ----------        ---------           ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term obligations                                       (84)              (8)                 (96)
    Proceeds from issuance of common stock, net                              112               38                   12
                                                                      ----------        ---------           ----------

 Net cash provided by (used in) financing  activities                         28               30                  (84)
                                                                      ----------        ---------           ----------

 Net increase (decrease) in cash and cash equivalents                      2,724             (555)              (4,179)

 Cash and cash equivalents:
    Beginning of period                                                      128              683                4,862
                                                                      ----------        ---------           ----------

    End of period                                                     $    2,852        $     128           $      683
                                                                      ==========        =========           ==========

                 See Notes to Consolidated Financial Statements

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business. The Company no longer designs, develops and markets women's and children's footwear. On July 2, 1996, the Company entered into an agreement (the "Agreement") with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. In August 1996, the Company received cash of $5.3 million. The balance of $0.2 million is being held in escrow until April 1997. The Purchaser will not assume any of the Company's liabilities or obligations. In connection with such sale, the Company changed its name to Utopia Marketing, Inc.

         The Company has a contract (the "RML Agreement") with RML Limited ("RML"), an independent warehouse facility located in Harrisburg, Pennsylvania pursuant to which RML provides the Company with warehouse, distribution, inspection and other services for a fee based upon gross shipping dollars, which is calculated on a declining percentage as various sales plateaus are achieved. The agreement expires by its term in April 1995 but is automatically renewable from year to year unless either party gives notice of non-renewal. The agreement will terminate on February 28, 1997.

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

         Fiscal Year. The Company has a 52/53-week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 contained 52 weeks.

         Cash Equivalents. Cash equivalents are highly liquid investments with an original maturity of three months or less. They include funds of approximately $2,808,000 held by the factor as of December 28, 1996.

         Merchandise Inventories. Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory cost includes applicable design and development costs as of December 30, 1995.

         Property and Equipment. Property and equipment is stated at cost. Depreciation is calculated using the straight line method over the estimated useful life of the respective assets, which range from five to seven years. The cost of leasehold improvements is amortized over the estimated useful life of the asset or the applicable lease term, whichever is less. (See Note 3).

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

         Reclassifications. Certain 1995 financial statement amounts have been reclassified to conform with the 1996 presentation.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The adoption by the Company of such standard in 1996 had no material effect on the financial statements.

         Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures in annual financial statements of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will make the required disclosure of the pro forma effect on net income and earnings per share in its notes to the annual consolidated financial statements. The Company has not granted any stock options during 1996 and 1995 and the pro forma disclosure is not required at December 31, 1996.

NOTE 2 - FACTORING AGREEMENT

         In March 1994, the Company entered into a new factoring and financing arrangement (the "Agreement") with a bank (the "factor") which provides factoring services, advances and letters of credit to support on-going operations. Under the terms of the Agreement, the Company can borrow up to the lesser of $10 million or the sum of (i) up to 80% of eligible credit approved receivables plus (ii) the lesser of (a) the sum of (1) up to 30% of eligible inventory in the United States plus (2) 30% of the first cost of eligible finished goods being imported under letters of credit and eligible in transit finished goods inventory imported on open account and consigned to the financial corporation or (b) $9.5 million, less certain reserves. Subsequent to December 31, 1994, the percentage of eligible credit approved receivables against which the Company can borrow was reduced from 80% to 75% subject to a monthly valuation of a three month moving average computation whereby the percentage could be increased to 80%. In addition, eligible recourse receivables added to the borrowing base formula. The Company assigned all of its trade receivables under the Agreement. Approximately 85% of trade receivables are sold on a non-recourse basis. For those receivables sold on recourse basis, the Company either obtains credit insurance, requires cash deposits or receives letters of credit payable to the Company. The borrowing rate is prime plus 1.25% unless the Company is in an overadvance position, when the borrowing rate is prime plus 2.25% (prime rate at December 28, 1996 was 8%. The factor commission rate is 0.75%. Overadvances under the Agreement are available at the sole discretion of the factor. In order to enable the Company to use such overadvance availability, a principal shareholder and executive officer executed a personal guaranty for up to $500,000 of the overadvance facility in the form of collateral assigned to the factor. If the Company is not in an overadvance position for 90 consecutive days commencing March 13, 1995, the factor will cancel and return the guaranty and collateral at the request of such principal shareholder and executive officer. In January 1997, the personal collateral was returned to this executive officer. The factor has a security interest in substantially all of the Company's tangible and intangible assets. The Agreement which is payable on demand expires March 7, 1997.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                DECEMBER 30,
                                                                    1995
                                                                ------------
                                                               (IN THOUSANDS)

         Furniture, fixtures and equipment                       $    926
         Leasehold improvements                                     1,172
                                                                 --------

                    Total                                           2,098

         Accumulated depreciation and amortization                 (1,517)
                                                                 --------
                    Property and equipment, net                  $    581
                                                                 ========

         As the property and equipment is no longer producing revenue (See Note
1), all property and equipment has been written off at December 28, 1996. A charge of approximately $280,000 has been recorded.

NOTE 4 - LONG-TERM OBLIGATIONS AND COMMITMENTS

         The Company is committed under long-term noncancelable operating leases for the use of its office, showroom, retail locations and equipment. Certain leases require payment of various expenses incidental to the use of the property and contain escalation clauses and/or provisions for additional rent based on percentages of sales. Rent expense under these operating leases was $256,000, $435,000 and $452,000 for 1996, 1995 and 1994, respectively.

         The aggregate minimum annual payments under noncancelable leases in effect at December 28, 1996 were as follows:

                                                          OPERATING
                                                           LEASES
                                                           ------
                                                       (IN THOUSANDS)
         1997                                              $ 248
         1998                                                 84
                                                           -----

         Total minimum lease commitments                   $ 332
                                                           =====

         On May 3, 1993, the Company entered into an employment agreement with an executive officer through April 30, 1997. Under such agreement, the Company issued 100,000 shares of restricted stock which vest 33,333 shares on each of April 30, 1994, 1995 and 1996. The restricted shares were included in the calculation of weighted average shares outstanding for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

         The employment agreement also granted the executive the option to purchase 500,000 shares of common stock under the Company's 1991 Stock Option Plan (Note 7) at $1.50 per share. The difference between the fair market value at the date of the grant and the exercise price of $1.50 per share plus the fair market value of the restricted shares was recognized as deferred compensation over the term of the employment agreement. On November 9, 1994, the Company canceled the option to purchase 500,000 shares of common stock and granted a new option to purchase 500,000 shares of common stock under the Company's 1991 Stock Option Plan at $.25 per share. The difference between the fair market value at the date of the new grant and the exercise price of $.25 per share was also recognized as deferred compensation over the remaining term of the employment agreement. The employment agreement provides for an acceleration of the exercise dates under certain conditions. These conditions were met and the total value of the deferred compensation associated with the options were charged to income. The aggregate commitment for future salaries under the employment agreement was approximately $96,000 at December 28, 1996.

NOTE 5 - OTHER INCOME (EXPENSE)

         Other income (expense) consists of the following:

                                              DECEMBER 28,      DECEMBER 30,        DECEMBER 31,
                                                  1996              1995                1994
                                                  ----              ----                ----
                                                               (IN THOUSANDS)

           Interest income                      $      -          $      -            $   55
           Interest expense                         (641)           (1,045)             (497)
           Other                                     (82)             (458)              (23)
                                                --------          --------            ------

                      Other expense             $   (723)         $ (1,503)           $ (465)
                                                ========          ========            ======

NOTE 6 - INCOME TAXES

         The provision (benefit) for income taxes for financial reporting purposes differs from the tax provision (benefit) computed by applying the statutory Federal income tax rate of 34% as follows:

                                                                                       YEAR ENDED
                                                                    -------------------------------------------------
                                                                    DECEMBER 28,     DECEMBER 30,        DECEMBER 31,
                                                                        1996             1995                1994
                                                                        ----             ----                ----
                                                                                                        (IN THOUSANDS)

           Federal income tax benefit at
             the statutory rate                                      $   (472)         $  (1,283)          $ (1,288)
           State income taxes, net of federal benefit                     (83)              (302)              (227)
           Foreign subsidiary activity                                     22                117             (1,062)
           Settlement of shareholder lawsuit not
             subject to tax benefit                                         -                  -              1,440
           Deferred tax assets not utilized                               533              1,468              1,137
                                                                     --------          ---------           --------
           Provision (benefit) for income taxes                      $      -          $       -           $      -
                                                                     ========          =========           ========

         The components of the net deferred tax benefit are as follows:

                                                                    DECEMBER 28,      DECEMBER 30,        DECEMBER 31,
                                                                        1996              1995                1994
                                                                        ----              ----                ----
                                                                            (IN THOUSANDS)

           Fixed assets                                              $    418          $     393           $    260
           Inventory                                                       91                658                257
           Allowance for doubtful accounts                                455                401                180
           Net operating loss carryforwards                             8,267              7,442              5,763
           Accrued expenses                                                 -                 10                  -
           Other                                                            2                336                221
                                                                     --------          ---------           --------
                                                                        9,233              9,240              6,681
           Valuation allowance                                         (9,233)            (9,240)            (6,681)
                                                                     --------          ---------           --------
           Net deferred tax benefit                                  $      -          $       -           $      -
                                                                     ========          =========           ========

         The Company has net operating loss carryforwards of approximately $20.5 million for Federal income tax purposes expiring between 2007 and 2011.

         As a result of an examination by the Internal Revenue Service (the "Service"), the Company was assessed an additional federal income tax liability for the 1989 fiscal year relating to the reclassification of certain executive compensation as a non-deductible dividend. In 1996, the Company has paid approximately $168,000 for federal and state income taxes plus interest and penalties. This amount was previously accrued.

NOTE 7 - SHAREHOLDERS' EQUITY

         1991 Stock Option Plan. In September 1991, the Board of Directors approved the 1991 Stock Option Plan (the "1991 Plan"), which allows for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees and nonstatutory stock options to both employees and outside Directors. The Board of Directors had reserved 500,000 shares of Common Stock for issuance under the 1991 Plan. In May 1993, the Board of Directors reserved an additional 1,000,000 for issuances of shares under the 1991 Plan. Stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code are granted to employees at prices not less than the fair market value of the common stock on the date of grant. As discussed in
Note 4 above, the 1991 Plan permits and the Company has granted, from time to time, non-statutory stock options at exercise prices less than the fair market value of the common stock on the date of grant. The 1991 Plan specifies that the Company's outside Directors are to receive a stock option grant of 5,000 shares on the date first elected to the Board and an additional 5,000 shares each year thereafter. Such options are granted at the fair market value of the common stock on the date of grant, vest over four years, and are exercisable only while the outside Director remains a Director. The 1991 Plan also permits the Company to grant rights to purchase common stock at a price which is at least 50% of the fair market value of the common stock on the date of grant. The offer of a right must be accepted within six months of its grant by the execution of a restricted stock purchase agreement between the Company and the offeree and the payment of the purchase price of the shares. As of December 28, 1996, no rights have been granted. On February 24, 1993, the Compensation Committee of the Board of Directors (the "Committee") authorized a stock option exchange program covering 224,000 stock options with exercise prices of $5.25 to $9.375 per share. Under the terms of the stock option exchange program, 224,000 new options were issued at an exercise price of $3.25 per share, the fair market value of the Company's shares on the date of the grant. On November 9, 1994, the Committee authorized a stock option exchange program covering 215,000 stock options with exercise prices of $2.63 per share. Under the terms of the stock option exchange program, 215,000 new stock options were issued at an exercise price of $1.00 per share, the fair market value of the Company's shares on the date of the grant. Total activity for the 1991 Stock Option Plan for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 was as follows:

                                                     SHARES              PRICES
                                                     ------              ------

     Outstanding, January 1, 1994                    840,000       $ 1.50  -  22.50

     Options granted                                 747,500       $  .25  -   2.65
     Options canceled                               (815,000)      $ 1.50  -   2.63
                                                   ---------
     Outstanding, December 31, 1994                  772,500       $  .25  -  22.50

     Options exercised                              (100,000)      $  .25  -   2.65
                                                   ---------
     Outstanding, December 30, 1995                  672,500       $  .25  -  22.25

     Options exercised                               (78,000)      $ 1.00  -   2.42
                                                   ---------
     Outstanding, December 28, 1996                  594,500       $  .25  -  22.25
                                                   =========       ================

         Employee Stock Purchase Plan. In September 1991, the Board of Directors approved the 1991 Employee Stock Purchase Plan and reserved 150,000 shares of common stock for issuance under this plan. During 1996, 1995 and 1994, employees purchased 17,686, 34,654 and 7,998 shares, respectively, of common stock through payroll deductions. Through December 28, 1996, 88,915 shares had been issued under this plan.

NOTE 8 - MAJOR CUSTOMERS

         One customer accounted for approximately 11% of gross sales during 1996 and 11% of gross sales during 1995 (a different customer than 1996). In addition, certain of the Company's customers are under common ownership. During 1996 and 1995, one department store group accounted for approximately 9% and 11% of the Company's net revenue.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

         On December 30, 1995, the Company had a receivable from certain shareholders related to the reimbursement of a liability for certain federal and state income taxes plus interest and penalties (Note 6). Such debt was fully reserved during 1996.

NOTE 10 - ADDITIONAL STATEMENTS OF CASH FLOWS INFORMATION

         Total cash paid for interest is as follows:

                                                                                        YEAR ENDED
                                                                    -------------------------------------------------
                                                                    DECEMBER 28,       DECEMBER 30,      DECEMBER 31,
                                                                        1996               1995              1994
                                                                        ----               ----              ----
                                                                                      (IN THOUSANDS)

           Interest                                                   $   641          $    945           $    465
                                                                      =======          ========           ========

         Noncash financing activities:

         Conversion of indebtedness of $2,000 into shares of common stock (see
Note 13).

NOTE 11 - SETTLEMENT OF SHAREHOLDER LAWSUIT

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

NOTE 12 - DISCONTINUED OPERATIONS

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

NOTE 13 - COMPOSITION AND CONVERSION AGREEMENT

         As of June 26, 1996, the Company had approximately $4.9 million of accounts payable with two of its major vendors. On that date, the Company entered into an agreement with those vendors whereby the vendors agreed to forgive approximately $1.3 million of indebtedness and convert approximately $2.0 million of indebtedness to 2.6 million shares of common stock, $.001 par value, at a conversion debt purchase price of $.75 per share. The remaining aggregate debt due to these vendors of approximately $1.6 million was paid in the quarter ended September 28, 1996.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                        ------------------------------------------------------------
                                                           MARCH 30,     JUNE 29,      SEPTEMBER 28,    DECEMBER 28,
                                                             1996          1996            1996             1996
                                                             ----          ----            ----             ----
                                                                                (IN THOUSANDS)

           Net revenue                                  $   11,957      $   5,353      $   7,034         $    (707)
           Gross profit (loss)                               3,643           (111)            24              (785)
           Net income (loss) from continuing
             operations before income taxes                    606         (2,767)         2,448(3)         (1,674)(1)
           Net income (loss)                            $      606      $  (2,767)     $   2,948(3)      $  (1,674)
                                                        ==========      =========      =========         =========
           Net income (loss) per share                  $     0.05      $   (0.24)     $    0.18         $   (0.10)
                                                        ==========      =========      =========         =========

                                                                              THREE MONTHS ENDED
                                                        ------------------------------------------------------------
                                                           APRIL 1,       JULY 1,      SEPTEMBER 30,    DECEMBER 30,
                                                             1995          1995            1995             1995
                                                             ----          ----            ----             ----
                                                                                (IN THOUSANDS)

           Net revenue                                  $   10,459      $  11,772      $  12,688         $   3,836
           Gross profit (loss)                               3,132          3,562          4,675            (2,100)(1)
           Net income (loss) from continuing
             operations before income taxes                    356            505            662            (5,296)(1)
           Net income (loss)                            $      356      $     505      $     632         $  (4,966)
                                                        ==========      =========      =========         =========
           Net income (loss) per share                  $     0.03      $    0.04      $    0.06         $   (0.46)
                                                        ==========      =========      =========         =========

                                                                              THREE MONTHS ENDED
                                                        ------------------------------------------------------------
                                                          APRIL 2,       JULY 2,       OCTOBER 1,       DECEMBER 31,
                                                            1994          1994            1994              1994
                                                            ----          ----            ----              ----
                                                                                  (IN THOUSANDS)

           Net revenue                                  $   10,087      $   9,514      $  12,628(2)      $   4,312
           Gross profit (loss)                               2,888          1,619          3,587(2)           (440)(1)
           Net income (loss) from continuing
             operations before income taxes                    303         (1,209)           304            (3,187)(1)
           Net income (loss)                            $      303      $  (1,209)     $     304         $  (3,187)
                                                        ==========      =========      =========         =========
           Net income (loss) per share                  $     0.03      $   (0.11)     $    0.03         $   (0.30)
                                                        ==========      =========      =========         =========

--------
(1) Negative gross profit and net loss in the fourth quarter was primarily due to low sales volume, significant allowances that were granted to customers and substantial inventory markdowns for unsold inventory.
(2) Included in sales and gross profit is approximately $500, or $.05 per share, resulting from the recovery (net of expenses) of chargebacks fully reserved in prior periods.
(3) Included in net income is an extraordinary gain of $1,288 related to forgiveness of debt and a net gain of $4,100 related to the sale of the trademarks.

                                   SCHEDULE II

                             UTOPIA MARKETING, INC.
                          (FORMERLY SAM & LIBBY, INC.)


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                       ADDITIONS
                                                      BALANCE AT      CHARGED TO
                                                       BEGINNING       COSTS AND                         BALANCE AT
YEAR ENDED                                             OF PERIOD       EXPENSES      DEDUCTIONS(1)      END OF PERIOD
----------                                             ---------       --------      ----------         -------------
YEAR ENDED JANUARY 1, 1995:
   Provision for doubtful accounts                     $ 693            $ 2,176        $ 2,088            $ 781

YEAR ENDED DECEMBER 30, 1995:
   Provision for doubtful accounts                     $ 781            $ 2,825        $ 3,065            $ 541

YEAR ENDED DECEMBER 28, 1996:
   Provision for doubtful accounts                     $ 541            $ 2,250        $ 2,716            $  75

----------
(1) Write-off of doubtful accounts against reserve.

                                EXHIBIT INDEX
                                -------------
     Exhibit
       No.                      Description
     -------                    -----------

       3.1    Restated Articles of Incorporation.(1)
       3.2    Restated Bylaws.(1)
       4.1    Article III of Restated Articles of Incorporation (see Exhibit
              3.1).(1)
       4.2    Form of Common Stock Certificate.(1)
      10.1 1991 Stock Plan and forms of Incentive Stock Option agreement and Nonstatutory Stock Option Agreement.(1)
      10.2    1991 Employee Stock Purchase Plan.(1)
      10.3    Shareholders Agreement, as amended and restated.(1)
      10.4    Factoring Agreement between Registrant and Republic Factors Corp.
              (1)
      10.5    Form of Indemnification Agreement.(1)
      10.6 S Corporation Termination, Tax Allocation and Indemnification Agreement.(1)
      10.7 Merchandise License Agreement between Sam & Libby, Inc. and AMG Apparel Ltd. dated as of May 1, 1993.*
      10.8 Facilities and Service Contract dated April 22, 1993 between Sam & Libby, Inc. and RML Limited.(2)
      10.9 Employment Agreement dated as of May 3, 1993 between Kenneth Sitomer and Sam & Libby, Inc.(3)
      10.10   Agreement, dated as of August 12, 1993, between Lane
              International Trading, Inc., Sam & Libby Taiwan and
              Sam & Libby, Inc.*
      10.11 Promissory Note dated August 12, 1993 from Sam & Libby, Inc. to Sam & Libby Taiwan.*
      11.1    Calculation of Earnings Per Share.
      22.1    List of Subsidiaries.
      24.1    Independent Auditors' Consent and Report on Schedules.
      25.0    Power of Attorney (included on page 20).

----------
(1)    Exhibits 3.1, 3.2, 4.1, 4.2, 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 are
       incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-43424) filed October 18, 1991, Amendment No. 1 thereto filed November 7, 1991, Amendment No. 2 thereto filed November 25, 1991 and Amendment No. 3 thereto filed December 4, 1991, which Registration Statement became effective December 4, 1991.
(2) Exhibit 10.8 is incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993.
(3) Exhibit 10.9 is incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993.
*      Previously filed.