Form 10-Q
period 1997-03-31
UTOPIA MARKETING INC
filed 1997-05-09
CIK 880241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR
                 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to


                         Commission file number 0-19616

                             UTOPIA MARKETING, INC.
             (Exact name of registrant as specified in its charter)



         CALIFORNIA                                       94-3060101
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



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

As of March 31, 1997 there were 13,741,367 shares of Common Stock outstanding

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             UTOPIA MARKETING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                     ASSETS
                                                                  MARCH 31        DECEMBER 28
                                                                    1997             1996
                                                                -----------       -----------
                                                                (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                     $  2,690           $  2,852
   Due from factor, less allowance of $75 as of Dec. 31, 1996           0                107
   Accounts receivable                                                225                293
   Merchandise inventories                                              3                 36
   Prepaid expenses                                                     6                 31
                                                                 --------           --------
       Total current assets                                         2,924              3,319
   Property and equipment, net                                          0                  0
   Other assets                                                        25                 25
                                                                 --------           --------
       Total Assets                                              $  2,949           $  3,344
                                                                 ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $     77           $     58
   Accrued expenses                                                    22                 99
                                                                 --------           --------
       Total current liabilities                                       99                157
                                                                 --------           --------
Long-term obligations                                                   7                  7
                                                                 --------           --------
Shareholders' Equity:
   Common Stock                                                        14                 14
   Additional paid-in capital                                      32,943             32,943
   Accumulated deficit                                            (30,114)           (29,777)
                                                                 --------           --------
       Total shareholders' equity                                   2,843              3,180
                                                                 --------           --------
Total Liabilities and Shareholders' Equity                       $  2,949           $  3,344
                                                                 ========           ========



           See notes to condensed consolidated financial statements.

                             UTOPIA MARKETING, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                                                                THREE MONTHS ENDED
                                                         -------------------------------------
                                                         MARCH 31, 1997         MARCH 30, 1996
                                                         --------------         --------------
Net revenue                                                 $    72                $11,957
Cost of sales                                                    41                  8,314
                                                            -------                -------
Gross profit                                                     31                  3,643
Selling, general and administrative expenses                    393                  2,851
                                                            -------                -------
Operating income (loss)                                        (362)                   792
Interest income/(expense)                                        25                   (186)
                                                            -------                -------
Net income (loss)                                           $  (337)               $   606
                                                            =======                =======
Net income per share                                        $ (0.02)               $  0.05
                                                            =======                =======
Weighted average shares outstanding                          13,741                 11,370
                                                            =======                =======


           See notes to condensed consolidated financial statements.

                             UTOPIA MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)


                                                        THREE MONTHS ENDED
                                                      ------------------------
                                                      MARCH 31        MARCH 30
                                                        1997            1996
                                                      --------        --------
Cash Flows From Operating Activities
  Net income (loss)                                     $(337)          $606
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation and amortization                         0             89
      Deferred compensation expense                         0            123
      Changes in assets and liabilities:
        Due from factor, net                              107         (2,899)
        Accounts receivable                                68           (191)
        Merchandise inventories                            33            879
        Prepaid expenses                                   25             31
        Accounts payable and accrued
          expenses                                        (58)         1,271
        Other current liabilities                           0             (2)
                                                        ------        ------
          Net cash used by operating activities           (162)          (93)
                                                        ------        ------

Cash Flows From Investing Activities:
  Purchase of property and equipment                         0           (35)
                                                        ------        ------
        Net cash used by investing activities                0           (35)
                                                        ------        ------

Cash Flows From Financing Activities:
  Repayment of long-term obligations                         0           (29)
  Proceeds from issuance of common stock, net                0            62
                                                        ------        ------
        Net cash provided (used) by financing activities     0            33
                                                        ------        ------
Net Increase (Decrease) in cash & cash equivalents        (162)          (95)
Cash:
  Beginning of period                                    2,852           128
  End of period                                         $2,690           $33
                                                        ======        ======


           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                  (UNAUDITED)


1. SUMMARY OF ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position at March 31, 1997 and the results of operations and its cash flows for the three month periods ended March 31, 1997 and March 31, 1996. The condensed consolidated balance sheet as of December 31, 1996, presented herein, has been prepared from the audited consolidated balance sheet of the Company.

         Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended December 28, 1996. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of these condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes hereto, for the year ended December 28, 1996.

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for any other period or for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

         The following discussion of the Company's results of operations for the three month periods ended March 31, 1997 and March 31, 1996 includes the consolidated results of operations of Utopia Marketing, Inc. and its three wholly-owned subsidiaries, Sanders Importacao E. Exportacao Ltda. ("Sam & Libby Brazil"), Sam & Libby (HK) Limited, ("Sam & Libby Hong Kong"), and Sam & Libby Outlets, Inc. The Hong Kong subsidiary was liquidated in connection with the Company's discontinued apparel operation. In the fourth quarter of 1995, the Company terminated operations in Brazil. Sam & Libby Outlets, Inc. no longer has any operations.

SALE OF TRADEMARK

         On July 2, 1996, Utopia Marketing , Inc. (formerly Sam & Libby, Inc.) entered into an agreement with Maxwell Shoe Company Inc. to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests. Maxwell Shoe Company will not assume any of the Company's liabilities or obligations. In August 1996, the Company received cash of $5.3 million. The balance of $0.2 million (included in the March 31, 1997 balance sheet caption "Accounts receivable") was received on April 30, 1997.

OPERATIONS

         The Company's operations for the Quarter ended March 31, 1997 consisted of selling (at close-out prices) the remaining inventory and collecting the accounts receivable. (See the Company's December 28, 1996 financial statements for a discussion of the sale of all of the Company's trademarks to Maxwell Shoe Company, Inc. in July 1996). This endeavor is now substantially complete.

Selling, General, and Administrative Expenses.

         These expenses in 1997 consisted primarily of contractual obligations and the administrative expenses connected with searching for investment opportunities.

Interest Revenue.

         Interest revenue for the first quarter 1997 was revenue associated with the interest earned from amounts due from the factor. The amount due from the factor at March 31, 1997 was $2,644,000 included in the balance sheet caption "Cash and cash equivalents".

Liquidity and Capital Resources.

         At March 31, 1997 the Company's basic asset is "Cash and cash equivalents". The Company has no need for additional liquid resources at this time.

         Management is seeking investment opportunities to either acquire an operating business or to start a new business. The Company has no plans to pay a dividend at this time.

         Management expects to incur a loss in the second quarter.

                             UTOPIA MARKETING, INC.
                           PART II. OTHER INFORMATION

ITEMS 1 AND 2.  NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         NONE.

ITEMS 4 AND 5.  NOT APPLICABLE

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereto duly authorized.


                                             UTOPIA MARKETING, INC.
                                             (Registrant)



Dated:  April 30, 1997                       /s/ Kenneth Sitomer
                                             -------------------
                                             Kenneth Sitomer
                                             Chief Operating Officer
                                             Chief Financial Officer