Form 10-Q
period 1997-06-30
UTOPIA MARKETING INC
filed 1997-07-11
CIK 880241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Yes    X       No

As of June 30, 1997 there were 13,741,367 shares of Common Stock outstanding

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             UTOPIA MARKETING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                     ASSETS
                                                      JUNE 30      December 28
                                                        1997          1996
                                                   -------------   -----------
                                                    (UNAUDITED)
Current Assets:
   Cash and cash equivalents                          $  2,470      $  2,852
   Due from factor                                           0           107
   Accounts receivable                                      21           293
   Merchandise inventories                                   0            36
   Prepaid expenses                                         31            31
                                                      --------      --------
       Total current assets                              2,521         3,319
   Property and equipment, net                               0             0
   Other assets                                              0            25
                                                      --------      --------
       Total Assets                                   $  2,521      $  3,344
                                                      ========      ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                  $     10      $     58
    Accrued expenses                                        11            99
                                                      --------      --------
       Total current liabilities                            21           157
                                                      --------      --------
Long-term obligations                                        0             7
                                                      --------      --------
Shareholders' Equity:
    Common Stock                                            14            14
    Additional paid-in capital                          32,943        32,943
    Accumulated deficit                                (30,457)      (29,777)
                                                      --------      --------
        Total shareholders' equity                       2,500         3,180
                                                      --------      --------
Total Liabilities and
     Shareholders' Equity                             $  2,521      $  3,344
                                                      ========      ========

           See notes to condensed consolidated financial statements.

                             UTOPIA MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands except per share data, unaudited)

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                          ----------------------      ----------------------
                                           JUNE 30       JUNE 29       JUNE 30      JUNE 29
                                            1997          1996          1997          1996
                                          --------      --------      --------      --------
Net revenue                               $     25      $  5,353      $     97      $ 17,310
Cost of sales                             $     17         5,464            58        13,778
                                          --------      --------      --------      --------
Gross profit                                     8          (111)           39         3,532
Selling, general and
  administrative expenses                 $    349         2,388           742      5,238.00
                                          --------      --------      --------      --------
Operating income (loss)                       (341)       (2,499)         (703)       (1,706)

Interest income/(expense)                 $     23           268            48           454
                                          --------      --------      --------      --------
Net income (loss)                         ($   318)     ($ 2,767)     ($   655)     ($ 2,160)
                                          ========      ========      ========      ========
Net income per share                      ($  0.03)     ($  0.24)     ($  0.05)     ($  0.19)
                                          ========      ========      ========      ========
Weighted average shares outstanding         13,741        11,406        13,741        11,375
                                          ========      ========      ========      ========

           See notes to condensed consolidated financial statements.

                             UTOPIA MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (In thousands except per share data, unaudited)

                                                                  Six Months Ended
                                                                --------------------
                                                                June 30      June 29
                                                                  1997        1996
                                                                -------      -------
 Cash Flows From Operating Activities
      Net income (loss)                                         ($  655)     ($2,160)
      Adjustments to reconcile net income to
        net cash used by operating activities:
         Depreciation and amortization                                0          175
         Deferred compensation expense                                0          245
         Changes in assets and liabilities:
          Due from factor, net                                      107       (3,207)
          Accounts receivable                                       272          741
          Merchandise inventories                                    36        4,486
          Prepaid expenses                                            0          175
          Accounts payable and accrued expenses                    (135)      (1,812)
          Other current liabilities                                   0           (2)
                                                                -------      -------
           Net cash used by operating activities                   (375)      (1,359)
                                                                -------      -------

 Cash Flows From Investing Activities:
      Purchase of property and equipment                              0           42
                                                                -------      -------
           Net cash used by investing activities                      0           42
                                                                -------      -------

Cash Flows From Financing Activities:
      Repayment of long-term obligations                             (7)         (29)
      Proceeds from issuance of common stock, net                     0        2,107
                                                                -------      -------
           Net cash provided (used) by financing activities          (7)       2,078
                                                                -------      -------

Net Increase (Decrease) in cash & cash equivalents                 (382)         761
Cash:
    Beginning of period                                           2,852          128
    End of period                                               $ 2,470      $   889
                                                                =======      =======

           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             SIX MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 29, 1996

                                   (UNAUDITED)

1. SUMMARY OF ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position at June 30, 1997 and the results of operations and its cash flows for the six month periods ended June 30, 1997 and June 29, 1996. The condensed consolidated balance sheet as of December 31, 1996, presented herein, has been prepared from the audited consolidated balance sheet of the Company.

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

         The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for any other period or for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

         The following discussion of the Company's results of operations for the three and six month periods ended June 30, 1997 and June 29, 1996 includes the consolidated results of operations of Utopia Marketing, Inc. and its three wholly-owned subsidiaries, Sanders Importacao E. Exportacao Ltda. ("Sam & Libby Brazil"), Sam & Libby (HK) Limited, ("Sam & Libby Hong Kong"), and Sam & Libby Outlets, Inc. The Hong Kong subsidiary was liquidated in connection with the Company's discontinued apparel operation. In the fourth quarter of 1995, the Company terminated operations in Brazil. Sam & Libby Outlets, Inc. no longer has any operations.

SALE OF TRADEMARK

         On July 2, 1996, Utopia Marketing, Inc. (formerly Sam & Libby, Inc.) entered into an agreement with Maxwell Shoe Company Inc. to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests. Maxwell Shoe Company will not assume any of the Company's liabilities or obligations. In August 1996, the Company received cash of $5.3 million. The balance of $0.2 million was received on April 30, 1997.

OPERATIONS

         The Company's operations for the Quarter ended June 30, 1997 consisted of selling (at close-out prices) the remaining inventory and collecting the accounts receivable. (See the Company's December 28, 1996 financial statements for a discussion of the sale of all of the Company's trademarks to Maxwell Shoe Company, Inc. in July 1996). This endeavor is now substantially complete.

Selling, General, and Administrative Expenses.

         These expenses in 1997 consisted primarily of contractual obligations and the administrative expenses connected with searching for investment opportunities.

         The company has terminated the lease on its Corporate office space at 58 West 40th effective June 30, 1997.

Interest Revenue.

         Interest revenue for the second quarter 1997 was revenue associated with the interest earned from amounts due from the factor. The amount due from the factor at June 30, 1997 was $2,362,819 included in the balance sheet caption "Cash and cash equivalents".

Liquidity and Capital Resources.

         At June 30, 1997 the Company's basic asset is "Cash and cash equivalents". The Company has no need for additional liquid resources at this time.

         Management is seeking investment opportunities to either acquire an operating business or to start a new business. The Company has no plans to pay a dividend at this time.

         Management expects to incur a loss in the Third quarter.

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


                                           UTOPIA MARKETING, INC.
                                           (Registrant)



Dated:  June 30, 1997                      /s/ Kenneth Sitomer
                                           ---------------------------------
                                           Kenneth Sitomer
                                           Chief Operating Officer
                                           Chief Financial Officer