Form 10-Q
period 1997-09-26
UTOPIA MARKETING INC
filed 1997-10-09
CIK 880241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1997

                                       OR
                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to

                         Commission file number 0-19616

                             UTOPIA MARKETING, INC.
             (Exact name of registrant as specified in its charter)



CALIFORNIA                                                            94-3060101
(State or other jurisdiction of                                  (I.R.S Employer
incorporation or organization)                               Identification No.)


                  70 EAST 55TH STREET, NEW YORK, NEW YORK 10022
          (Address of principal executive offices, including zip code)


                                 (212) 980-5990
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ___     ___

As of September 26, 1997 there were 13,816,367 shares of Common Stock outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             UTOPIA MARKETING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 SEPT 26       DECEMBER 28
                                                                  1997             1996
                                                               ----------      ------------
                                                               (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                   $  2,471        $  2,852
     Due from factor                                                    0             107
     Accounts receivable                                               39             293
     Merchandise inventories                                            0              36
     Prepaid expenses                                                   0              31
                                                                 --------        --------
           Total current assets                                     2,510           3,319
     Property and equipment, net                                        0               0
     Other assets                                                       0              25
                                                                 --------        --------
           Total Assets                                          $  2,510        $  3,344
                                                                 ========        ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                            $     12        $     58
     Accrued expenses                                                  60              99
                                                                 --------        --------
           Total current liabilities                                   72             157
                                                                 --------        --------
Long-term obligations                                                   0               7
                                                                 --------        --------
Shareholders' Equity:
     Common Stock                                                      14              14
     Additional paid-in capital                                    32,943          32,943
     Accumulated deficit                                          (30,519)        (29,777)
                                                                 --------        --------
           Total shareholders' equity                               2,438           3,180
                                                                 --------        --------
Total Liabilities and Shareholders' Equity                       $  2,510        $  3,344
                                                                 ========        ========


            See notes to condensed consolidated financial statements.

                             UTOPIA MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   ------------------------        ------------------------
                                                   SEPT 26         SEPT 28          SEPT 26         SEPT 28
                                                     1997            1996             1997            1996
                                                   --------        --------        --------        --------
Net revenue                                        $     22        $  7,034        $    119        $ 24,344
Cost of sales                                      $      0           7,010              58          20,788
                                                   --------        --------        --------        --------
Gross profit                                             22              24              61           3,556
Selling, general and administrative expenses            112          (2,720)            854          (7,958)
Sale of trademark, net                             $      0           4,100               0           4,100
                                                   --------        --------        --------        --------
Operating income (loss)                                 (90)          1,404            (793)           (302)
Interest income/(expense)                          $     28            (194)             76            (648)
                                                   --------        --------        --------        --------
Income (loss) before income
     taxes and extraordinary item                       (62)          1,210            (717)           (950)
Income taxes                                              0              50               0              50
                                                   --------        --------        --------        --------
Net income (loss) before
     extraordinary item                                 (62)          1,160            (717)         (1,000)
                                                   ========        ========        ========        ========
Extraordinary gain, net of
     income taxes                                         0           1,288               0           1,288
                                                   --------        --------        --------        --------
Net income (loss)                                  $(    62)       $  2,448        $(   717)       $    288
                                                   ========        ========        ========        ========


Net income per share                               $   0.00        $   0.18        $(  0.05)       $   0.02
                                                   ========        ========        ========        ========

Weighted average shares outstanding                  13,816          13,741          13,816          13,741
                                                   ========        ========        ========        ========


            See notes to condensed consolidated financial statements.

                             UTOPIA MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                      ------------------------
                                                                      SEPT 26         SEPT 28
                                                                        1997            1996
                                                                      --------        --------
Cash Flows From Operating Activities
     Net income (loss)                                                 $(  717)       $   288
     Adjustments to reconcile net income to net cash used by
       operating activities:
           Depreciation and amortization                                     0            244
           Deferred compensation expense                                     0            655
           Changes in assets and liabilities:
             Due from factor, net                                          107         (6,621)
             Accounts receivable                                           254          1,687
             Merchandise inventories                                        36          5,467
             Prepaid expenses                                               31            182
             Other assets                                                    0            236
             Accounts payable and accrued expenses                         (85)        (4,370)
             Other current liabilities                                       0             (2)
                                                                       -------        -------
                Net cash used by operating activities                     (374)        (2,234)
                                                                       -------        -------
Cash Flows From Investing Activities:
     Purchase of property and equipment                                      0            172
                                                                       -------        -------
                Net cash used by investing activities                        0            172
                                                                       -------        -------

Cash Flows From Financing Activities:
     Repayment of long-term obligations                                     (7)           (29)
     Proceeds from issuance of common stock, net                             0          2,107
                                                                       -------        -------
                Net cash provided (used) by financing activities            (7)         2,078
                                                                       -------        -------

Net Increase (Decrease) in cash & cash equivalents                        (381)            16
Cash:
     Beginning of period                                                 2,852            128
     End of period                                                     $ 2,471        $   144
                                                                       =======        =======

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        SIX MONTH PERIODS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 28, 1996

                                   (UNAUDITED)

1.  SUMMARY OF ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of normally recurring accruals) necessary to fairly present the Company's financial position at Sept 26, 1997 and the results of its operations and its cash flows for the nine month periods ended Sept. 26, 1997 and Sept. 28, 1996. The condensed balance sheet as of December 31, 1996, presented herein, has been prepared from the audited consolidated balance sheet of the Company.

         Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended December 28, 1996. As permitted by the rules of the Securities and Exchange Commission, certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 28, 1996.

         The results of operations for the three and nine month periods ended September 26, 1997 are not necessarily indicative of the results to be expected for any other period or for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion of the Company's results of operations for the three and nine month periods ended Sept. 26, 1997 and Sept. 28, 1996 includes the consolidated results of operations of Utopia Marketing, Inc. and its three wholly-owned subsidiaries, Sanders Importacao E. Exportacao Ltda. ("Sam & Libby Brazil"), Sam & Libby (HK) Limited, ("Sam & Libby Hong Kong"), and Utopia Outlets, Inc. (formerly Sam & Libby Outlets, Inc). The Hong Kong subsidiary was liquidated in connection with the Company's discontinued apparel operation. In the fourth quarter of 1995, the Company terminated operations in Brazil. Utopia Outlets, Inc. (formerly Sam & Libby Outlets, Inc.) no longer has any operations.

SALE OF TRADEMARK

         On July 2, 1996 the Company entered into an agreement with Maxwell Shoe Company Inc. to sell all worldwide rights to the Company's trademarks, tradenames and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests. Maxwell Shoe Company did not assume any of the Company's liabilities or obligations. In August 1996, the Company received cash of $5.3 million. The balance of $0.2 million was received on April 30, 1997.

OPERATIONS

         The Company's operations for the Quarter ended September 26, 1997 consisted of collecting remaining accounts receivable. (See the Company's December 28, 1996 financial statements for a discussion of the sale of all the Company's trademarks to Maxwell Shoe Company, Inc. in July 1996). This endeavor is now substantially complete.


Selling, General, and Administrative Expenses

         These expenses in 1997 consisted primarily of contractual obligations and the administrative expenses connected with searching for investment opportunities.

         The company had terminated the lease on its Corporate office space at 58 West 40th on June 30, 1997.


Interest Revenue

         Interest revenue for the third quarter 1997 was revenue associated with the interest earned from amounts due from the factor. The amount due from the factor at September 26, 1997 was $2,356,642 included in the balance sheet caption "Cash and cash equivalents".


Liquidity and Capital Resources.

         At September 26, 1997 the Company's basic asset is "Cash and cash equivalents". The company has no need for additional resources at this time.

         Management is seeking investment opportunities to either acquire an operating business or to start a new business. The Company has no plans to pay a dividend at this time.

         Management expects to incur a loss in the Fourth quarter.

UTOPIA MARKETING, INC.
PART II. OTHER INFORMATION

Items 1 and 2. Not applicable

Item 3. Defaults Upon Senior Securities.

        None.

Items 4 and 5. Not applicable.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                              UTOPIA MARKETING, INC.
                                              (Registrant)



Date: September 26, 1997                      /s/ Kenneth Sitomer
                                              -------------------------------
                                              Kenneth Sitomer
                                              Chief Operating Officer
                                              Chief Financial Officer