Form 10-K405
period 1998-01-03
UTOPIA MARKETING INC
filed 1998-04-02
CIK 880241

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                         ------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-19616

                             UTOPIA MARKETING, INC.
                          (FORMERLY SAM & LIBBY, INC.)
                                  (REGISTRANT)

              CALIFORNIA                             94-3060101
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)
         212 MOUNT HOLLY ROAD                          10536
          KATONAH, NEW YORK                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                 Registrant's telephone number: (914) 232-2244

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the closing sales price of the Common Stock on February 23, 1998, as reported by the National Quotation Bureau, LLC, was approximately $164,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 27, 1998, the registrant has 14,216,367 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's Proxy Statement (to be filed) for the Special in Lieu of Annual Meeting of Shareholders which is expected to be held on June 9, 1998 are incorporated by reference into PART III of this Form 10-K Report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Commencing in May, 1996, when the Company commenced in-depth negotiations with Maxwell shoe Company, Inc. for the sale of Utopia's trademarks, which would result in the termination of its then present business, Utopia's management began to explore new avenues of business for Utopia. The management of Utopia looked into business combination opportunities in the apparel, industrial, manufacturing, financial services and scientific fields. Additionally, in the event that the sale of the trademarks was not successfully concluded, the Company also explored various business combination opportunities in the footwear industry. The Company evaluated internally approximately fifty (50) possible business combinations, all of which were rejected for one or more of the following reasons: (i) management believed that Utopia's assets would not be sufficient to allow the merged entities to succeed without additional substantial dilution to Utopia's shareholders; (ii) Utopia's equity ownership interest would not be significant; (iii) the expected multiple of earnings for the merged entities would have diminished the Utopia's value: and/or (iv) the need for cash required a strategic partner or such heavy debt that the risk of failure of the merged entities appeared to be an unacceptable risk. None of these explorations resulted in any business combination talks being completed. The Company is continuing its search for new ventures.

SALE OF TRADEMARK

     On July 2, 1996, Utopia Marketing, Inc. (formerly Sam & Libby, Inc.) (the "Company") entered into an agreement with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests. The Purchaser did not assume any of the Company's liabilities or obligations. In August 1996, the Company received cash of $5.3 million. The balance of $0.2 million was received in April 1997.

     On September 11, 1996, the Company changed its name to Utopia Marketing, Inc. The Company is undecided as to the nature of its future operations, however, management is considering various investment alternatives.

PRODUCTS

     Utopia Marketing, Inc. has sold all of its trademarks, etc. and currently has no products under development. Prior to the sale of its trademarks, the Company marketed the following products:

     SAM & LIBBY WOMEN'S FOOTWEAR. The Company offered more than 100 different styles of women's casual shoes, dress shoes, boots, sandals and espadrilles in a broad range of colorful and creative designs. SAM & LIBBY brand women's footwear sold at retail prices ranging from $15 to $60 per pair. The Company introduced new shoes in each of the four footwear selling seasons-spring, summer, fall and holiday/resort.

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

     The Company marketed its products in approximately 2,000 retail locations in the United States through a broad network of department and specialty retail stores. Certain of the Company's high volume accounts feature "shop-in-shop" formats in which floor space was dedicated exclusively to SAM & LIBBY products. The Company's ten largest customers represented approximately 50% and 49% of gross sales in 1996 and 1995, respectively. In 1995 Kinney Corporation (a division of Woolworth) accounted for approximately 11% of gross sales. In addition, certain of the Company's former customers are under common ownership. During 1996 and 1995, the department store groups owned by the Federated Department Stores Company

("Federated"), as a group, accounted for approximately 9% and 11% of the Company's gross revenues. No single department store unit of either group accounted for more than 6% and 3% of gross sales in 1996 and 1995, respectively. While the Company believes that purchasing decisions were made independently by each department store unit (including stores that are part of the May and Federated groups), in some cases the trend may have been towards more centralized purchasing decisions.

     During 1993, the Company changed from a sales force primarily composed of Company employees to a sales force primarily composed of independent sales representatives whose compensation was based upon commissions earned. Senior management was actively involved in selling to major accounts. Sales to foreign customers were nominal.

     The Company opened one outlet store in Vacaville, California in September 1991. This store was located in a factory outlet shopping mall to avoid substantial competition with the Company's major retailing customers and sold factory seconds as well as excess stock merchandise. This store was closed in June 1996.

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

     The Company's arrangements with its manufacturers and suppliers were subject to the usual risks of doing business abroad, including revaluation of currencies, export duties, import controls and trade barriers, tariffs, quotas, restrictions on the transfer of funds and, in certain parts of the world, political instability. The Company's products were also subject to United States customs duties. United States customs duties at the time the Company ceased importing products were 10% of factory cost on footwear made principally of leather, 6% of factory cost on synthetic footwear and up to 48% of factory cost on canvas and fabric shoes.

DISTRIBUTION

     The Company no longer distributes any products.

     The Company had a contract (the "RML Agreement") with RML Limited ("RML"), an independent warehouse facility located in Harrisburg, Pennsylvania pursuant to which RML provides the Company with warehouse, distribution, inspection and other services for a fee based upon gross shipping dollars, which is calculated on a declining percentage as various sales plateaus are achieved. The agreement expired by its term in April 1995 but was renewed until February 1997. The renewed agreement expired in February 1997.

BACKLOG

     At the end of 1997, the Company had no unfilled customer orders.

EMPLOYEES

     As of January 3, 1998, the Company had no full-time employees.

ITEM 2.  PROPERTIES

     The company currently occupies temporary space at 212 Mount Holly Road, Katonah, New York 10536.

     The company terminated the lease on its Corporate office space at 58 West 40th on June 30, 1997. In 1996, the Company cancelled its lease for approximately 1,200 square feet in a showroom in Dallas. The Company forfeited its security deposit in connection with the cancellation of this lease. The Company had two lease agreements for terms not exceeding five years for an outlet store in Vacaville, California (approximately 2,200 square feet) and a full price retail footwear store located in Beverly Hills, California (approximately 1,000 square feet). During 1996 these leaseholds were canceled. Sam & Libby Brazil sold the office building in Novo Hamburgo, Brazil during the fourth quarter of 1995. The Company currently rents, on a month-to-month basis, space at a commercial warehouse facility for the storage of Utopia's business records.

ITEM 3.  LEGAL PROCEEDINGS

     An action entitled Paul F. Ostrynski, et al. V. Sam Edelman, et al. Was commenced in or about March 1997 In the U.S. District Court, Southern District of Florida, Miami Division, Case No. 97-0531, alleging that the defendants Sam Edelman, Ralph Braha, Braha Industries Inc. and Utopia Marketing, Inc. failed to pay for goods ordered, and expenses related thereto, demanding money damages of $770,202.78. Each of the defendants moved to dismiss the Complaint and, while such motions were pending, in or about September 1997, a Stipulation of Settlement was signed by the parties, pursuant to which Utopia paid $27,000 and Braha Industries, Inc. paid $15,000 for an aggregate settlement of $42,000 to the plaintiff.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     Prior to the sale of its trademarks, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "SAML". On September 11, 1996, the Company changed its name to Utopia Marketing, Inc. Its stock is traded over-the-counter under the symbol "UTPM." The Company's Common Stock has been sporadically trading in the over-the-counter market.

     The following table sets forth the high and low closing sales prices of the Company's Common Stock for the years ended January 3, 1998 ("1997") and December 28, 1996 ("1996"), as reported by the Nasdaq National Market for the period that the Company's Common Stock was traded on Nasdaq and the high and low sales prices as reported by the National Quotation Bureau, LLC for the period that the Company's Common Stock has been trading in the over-the-counter market (no high and low bid quotations were available to registrant from the aforesaid quotation service).

                                                              HIGH    LOW
                                                              ----    ---
1996
First Quarter...............................................  1 5/8    3/4
Second Quarter..............................................  2 1/16   1/4
Third Quarter...............................................   7/8     1/8
Fourth Quarter..............................................  5/16    .05
1997
First Quarter...............................................  3/16    .02
Second Quarter..............................................   1/4    .05
Third Quarter...............................................   1/4    .01
Fourth Quarter..............................................   1/4    .01

     As of February 27, 1998, the Company had 1,075 shareholders of record. The Company has no shares of any other class of capital stock outstanding other than its Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception, other than distributions to Samuel L. Edelman, Louise
B. Edelman and Stuart L. Kreisler (the "Principal Shareholders") during the period that the Company was an S Corporation and in connection with the termination of the Company's status as an S Corporation. The Company currently anticipates that any future earnings will be retained for development of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below for the years ended January 1, 1994, December 31, 1994, December 30, 1995, December 28, 1996 and January 3, 1998 has been derived from the Company's Consolidated Financial Statements, and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. See Notes 1, 12 and 13 of Notes to Consolidated Financial Statements regarding change in fiscal year, discontinued operations and extraordinary gain, respectively.

                                                                      YEAR ENDED
                                         --------------------------------------------------------------------
                                         JANUARY 3,   DECEMBER 28,   DECEMBER 30,   DECEMBER 31,   JANUARY 1,
                                            1998          1996           1995           1994          1994
                                         ----------   ------------   ------------   ------------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net revenue............................   $   129       $23,637        $38,755        $36,540       $ 33,217
Gross profit...........................        71         2,771          9,269          7,654          3,132
Net loss from continuing Operations....      (786)       (2,675)        (3,773)        (3,789)       (16,174)
Net loss from discontinued Operations
  including applicable tax effect......                                                                 (648)
Extraordinary gain.....................                   1,288
                                          -------       -------        -------        -------       --------
Net loss...............................   ($  786)      ($1,387)       ($3,773)       ($3,789)      ($16,822)
                                          =======       =======        =======        =======       ========
Net loss per share from Continuing
  operations...........................   ($ 0.06)      ($ 0.22)       ($ 0.35)       ($ 0.35)      ($  1.60)
Net loss per share from Discontinued
  operations...........................                                                                (0.06)
Extraordinary income per share.........                    0.11
                                          -------       -------        -------        -------       --------
Net loss per share.....................   ($ 0.06)      ($ 0.11)       ($ 0.35)       ($ 0.35)      ($  1.66)
                                          =======       =======        =======        =======       ========
Weighted average shares Outstanding....    13,866        12,136         10,878         10,800         10,163
                                          =======       =======        =======        =======       ========
BALANCE SHEET DATA (AT PERIOD END):
Working capital........................   $ 2,373       $ 3,162        $   989        $ 3,391       $  6,558
Total assets...........................     2,428         3,344          9,475          7,849         14,836
Long-term obligations..................         0             7             91             99            195
Shareholders' equity...................     2,373         3,180          1,746          5,019          8,454
Shareholders' equity per share.........      0.17          0.23           0.16           0.46           0.78

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of the Company's consolidated results of operations for the years ended January 3, 1998, December 28, 1996, and December 30, 1995 includes the results of operations of Sam & Libby Brazil, Sam & Libby Hong Kong and Sam & Libby Outlets, Inc. ("Sam & Libby Outlets"), wholly-owned subsidiaries of the Company.

Sale of Trademark

     On July 2, 1996, the Company entered into an agreement (the "Agreement") with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. In August 1996, the Company received $5.3 million. The balance of $.2 million was received in April 1997. The Purchaser did not assume any of the Company's liabilities or obligations.

RESULTS OF OPERATIONS

Net Revenue

     The Company's net revenue for 1997 consisted primarily of selling off the remaining inventory. Due to this low sales volume net revenue decreased by approximately 99% from 1996. (See the Company's December 28, 1996 financial statements for a discussion of the sale of all the Company's trademarks to Maxwell Shoe Company, Inc. in July 1996).

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

Selling, General and Administrative Expenses

     Selling general and administrative expenses ("SG&A") as a percentage of net revenues increased from 37.1% in 1996 to approximately 750% in 1997 due to the minimal sales volume and the continuing contractual obligations and other fixed expenses. These contractual obligations had substantially been completed by the third quarter of 1997.

     Selling general and administrative expenses ("SG&A") increased as a percentage of net revenues from 29.8% in 1995 to 37.1% in 1996. The percent increase was the result of the substantial decrease in net revenue discussed above. The expenses decreased from $11,539,000 in 1995 to $8,773,000 in 1996 and decreased again in 1997 to $966,000. The decrease in expenses was the result of the Company's ending of its design, production and sales efforts, all as a result of the sales of its trademark, partially offset by certain termination expenses.

     SG&A as a percentage of net revenue slightly increased from $10,978,000 (30.0% of net revenues) in 1994 to $11,539,000 (29.8% of net revenues) in 1995.
The increase is principally a result of additional advertising expenses in 1995.

     SG&A as a percentage of net revenue decreased from $13,946,000 (42.0% of net revenues) in 1993 to $10,978,000 (30.0% of net revenues) in 1994. The reduction in both percentage and absolute dollars is principally due to reductions in advertising, staffing, commissions and overall administrative expense control.

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

RML Agreement

     The Company had a contract (the "RML Agreement") with RML Limited ("RML"), an independent warehouse facility located in Harrisburg, Pennsylvania pursuant to which RML provided the Company with warehouse, distribution, inspection and other services for a fee based upon gross shipping dollars, which was calculated on a declining percentage as various sales plateaus were achieved. The agreement expired by its term in April 1995 but was renewed until February 1997. The RML Agreement terminated on February 28, 1997.

Interest Revenue/Expense

     Interest revenue for 1997 was revenue associated with the interest earned from amounts due from the factor. The amount due from the factor at January 3, 1998 was $2,389,270 included in the balance sheet caption "Cash and cash equivalents".

     In 1997 net interest income increased from a net interest expense in 1996 of $641,000 to a net interest income of $109,000.

     Interest expense decreased from $1,045,000 in 1995 to $641,000 in 1996. Interest expense increased from $500,000 in 1994 to $1,045,000 in 1995.

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

Other Expense

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

     During 1996, the Company experienced continuing losses from operations. The ability to fund its operating losses and cash required for operations was uncertain. An opportunity to sell its trademarks to Maxwell Shoe Co. Inc. for a total of $5,500,000 plus certain other expenses was offered in conjunction with the restructuring of its debt to two major creditors. The Company accepted the offer in July 1996 and ceased designing, producing and selling of its product under the terms of such agreement.

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

     The Company also had a letter of credit agreement from its factor. Letter of credit financing, which reduces the advance availability under the borrowing base formula, was insignificant in 1996 and in 1995. There were no outstanding letters of credit on December 28, 1996, and at January 3, 1998.

     The Company's business does not require significant capital expenditures. There were no capital expenditures for 1996, nor in the year ended January 3, 1998.

     Other than those incurred in seeking new business opportunities, the main activities of the Company since July 1996 have been the collecting of the amount due to the Company or its factor and the sale of the merchandise inventory under the terms of the agreement with Maxwell. As of September 26, 1997 these activities were substantially complete.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Registrant believes that it falls within the scope of the definition of a Small Business Issuer and therefore is exempt from the requirements of this
Item 7A, even though for the fiscal year ended January 3, 1998, it did not file on forms designated as small business issuers forms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements as of January 3, 1998 and December 28, 1996 and for each of the three years in the period ended January 3, 1998 are included in this report as listed on the Index to Financial Statements appearing in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 26, 1998 Registrant filed a Current Report on Form 8-K, regarding a change in Registrant's Certifying Accountant. The information regarding the change from such Current Report on Form 8-K is set forth below:

"ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     Registrant hereby reports the termination of Deloitte & Touche, LLP, its certifying accountant, as a cost saving measure because of the reduction of its business activities and the hiring of Michael, Adest & Blumenkrantz, with offices at 7 Penn Plaza, Room 316, New York, New York 10001

1. Deloitte & Touche, LLP has been terminated and the Registrant has engaged Michael, Adest & Blumenkrantz on March 20, 1998 to perform an audit of the Registrant for its fiscal year ended January 3, 1998.

2. Deloitte & Touche, LLP's report on the financial statements of the Registrant for the fiscal year ended December 28, 1996 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles and the report on the financial statements of the Registrant for the fiscal year ended December 30, 1995, was qualified as to the substantial doubt about the Registrant's ability to continue as a going concern.

3. The decision to change accountants was approved by Registrant's Board of Directors.

4. During the Registrant's fiscal years ended December 30, 1995, December 28, 1996 and January 3, 1998, and during the period January 4, 1998 through March 20, 1998, there were no disagreements between Registrant and its former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that if not resolved to the satisfaction of the former accountant would have caused the former accountant to refer to the subject matter of the disagreement in connection with the report.

5. During the Registrant's fiscal years ended December 30, 1995, December 28, 1996 and January 3, 1998, and during the period January 4, 1998 through March 20, 1998:

     (i) The accountant did not advise Registrant of the lack of internal controls necessary to develop reliable financial statements;

     (ii) The accountant did not advise Registrant that it could no longer rely on representations of Registrant's management or that it was unwilling to be associated with the financial statements prepared by Registrant's management;

     (iii) The accountant did not advise Registrant of the need to significantly expand the scope of its audit or of the existence of information that if further investigated could materially impact the fairness or reliability of audited reports or financial statements or cause the accountant to be unable to rely on management's representation; and

     (iv) The accountant did not advise Registrant of information that, in the opinion of the accountant, materially impacted the fairness or reliability or a previously issued audit report or underlying financial statement.

     Registrant, Utopia Marketing, Inc. hereby reports the engagement of a new accountant, Michael, Adest & Blumenkrantz. The below information is provided pursuant to Item 304(a) of Regulation S-K, Section 229.304(a).

1.   Michael, Adest & Blumenkrantz was engaged by Registrant on March 20, 1998.

2. During the fiscal years ended December 30, 1995, December 28, 1996 and January 3, 1998, and during the period January 4, 1998 to the date of engagement of Michael, Adest & Blumenkrantz, Registrant did not consult the new firm of Michael, Adest & Blumenkrantz regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on Registrant's financial statements; or (iii) any matter that was the subject of a disagreement with Registrant's former accountant as defined in 304(a)(l)(iv) of Regulation S-K or any other matter that was a reportable event as defined in 304(a)(l)(v) of Regulation S-K.

ITEM 7.  EXHIBITS.

     A letter from Deloitte & Touche, LLP addressed to the Securities Exchange Commission, shall be filed by an amendment to this Current Report on Form 8-K."

     The letter from Deloitte & Touche, LLP to the Securities Exchange Commission referred to in the preceding paragraph, also appears as Exhibit 16.1 to this Annual Report on Form 10-K.

                                    PART III

     Certain information required by Part III is incorporated by reference to the registrant's definitive proxy statement that will be filed pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the Proxy Statement (to be filed) under the caption "Election of Directors -- Nominees."

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages as of January 3, 1998, are as follows:

                                                                                            OFFICER
          NAME            AGE                           POSITION                             SINCE
------------------------  ---    -------------------------------------------------------    -------
                                 Chairman of the Board, President and Chief Executive
Samuel L. Edelman.......   46    Officer                                                       1987
                                 Executive Vice President, Corporate Development and
Louise B. Edelman.......   44    Secretary..............................................       1987

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

     Louise B. (Libby) Edelman, a co-founder of the Company, served as Senior Vice President -- Image from the Company's founding until the second quarter of 1992. At the time, Ms. Edelman was promoted to Executive Vice President -- Corporate Development. In 1997 Ms. Edelman was elected to the additional office of Secretary of the Company. Prior to October 1987, Ms. Edelman held various positions, including National Sales Manager for Esprit Kids Shoes, Director of Public Relations for Calvin Klein Ltd., a fashion company, and Senior Fashion Editor of Seventeen, Mademoiselle and Harper's Bazaar magazines. Ms. Edelman has served as a Director of the Company since its founding.

     With the exception of Sam Edelman and Libby Edelman, who are married to each other, there is no family relationship among directors or executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The information required by this item is incorporated by reference to the proxy statement (to be filed) under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the proxy statement (to be filed) under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the proxy statement (to be filed) under the caption "Certain Relationships and Related Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

     1. Financial Statements. The following Consolidated Financial Statements of the Company and Independent Auditors' Report are filed as a part of this Report:

                                                                 PAGE
                                                                 ----
Independent Auditors' Report................................          F-1
Consolidated Balance Sheets -- January 3, 1998 and December
  28, 1996..................................................          F-2
Consolidated Statements of Operations -- Years Ended January
  3, 1998, December 28, 1996 and December 30, 1995..........          F-3
Consolidated Statements of Shareholders' Equity -- Years
  Ended January 3, 1998, December 28, 1996 and December 30,
  1995......................................................          F-4
Consolidated Statements of Cash Flows -- Years Ended January
  3, 1998, December 28, 1996 and December 30, 1995..........          F-5
Notes to Consolidated Financial Statements..................  F-6 to F-12

     2. Financial Statement Schedules. The following financial statement schedules of the Company for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto:

                                                                 PAGE
                                                                 ----
Schedule II -- Valuation and Qualifying Accounts............          S-1

     Schedules other than those listed above have been omitted because they are not applicable, not required, or the required information has been given in the Consolidated Financial Statements of the Company and Notes thereto.

     3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

          3.1      Restated Articles of Incorporation.(1)
          3.2      Restated Bylaws.(1)
          4.1      Article III of Restated Articles of Incorporation (see
                   Exhibit 3.1).(1)
          4.2      Form of Common Stock Certificate.(1)
         10.1 1991 Stock Plan and forms of Incentive Stock Option agreement and Nonstatutory Stock Option Agreement.(1)
         10.2      1991 Employee Stock Purchase Plan.(1)
         10.3      Shareholders Agreement, as amended and restated.(1)
         10.4      Factoring Agreement between Registrant and Republic Factors
                   Corp.(1)
         10.5      Form of Indemnification Agreement.(1)
         10.6      S Corporation Termination, Tax Allocation and
                   Indemnification Agreement.(1)
         10.7      Merchandise License Agreement between Sam & Libby, Inc. and
                   AMG Apparel Ltd. dated as of May 1, 1993.(4)
         10.8      Facilities and Service Contract dated April 22, 1993 between
                   Sam & Libby Inc. and RML Limited.(2)
         10.9      Employment Agreement dated as of May 3, 1993 between Kenneth
                   Sitomer and Sam & Libby, Inc.(3)

         10.10     Agreement, dated as of August 12, 1993, between Lane
                   International Trading, Inc., Sam & Libby Taiwan and Sam &
                   Libby, Inc.(4)
         10.11     Promissory Note dated August 12, 1993 from Sam & Libby, Inc.
                   to Sam & Libby Taiwan.(4)
         11.1      Calculation of Earnings Per Share.
         16.1      Letter Regarding Change in Certifying Accountant
         21.1      List of Subsidiaries.
         23.1      Independent Auditors' Consent and Report on Schedules.

---------------

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

(4) Exhibits 10.7, 10.10 and 10.11 are incorporated by reference to such Exhibits to the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

(b) Reports on Form 8-K. There were no Reports on form 8-K during the quarter ended January 3, 1998.

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

                                          UTOPIA MARKETING INC.
                                          (formerly SAM & LIBBY, Inc.
                                                         SAMUEL L. EDELMAN
                                          By:
                                          --------------------------------------

                                                     Samuel L. Edelman
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report of Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
            /s/ SAMUEL L. EDELMAN              President and Chief Executive        April 1, 1998
---------------------------------------------  Officer (Principal Executive
              Samuel L. Edelman                Officer), and Chairman of the Board

            /s/ LOUISE B. EDELMAN              Executive Vice President --          April 1, 1998
---------------------------------------------  Corporate Development and Director
              Louise B. Edelman

             /s/ BRUCE OBERFEST                Director                             April 1, 1998
---------------------------------------------
               Bruce Oberfest

             /s/ JOEL N. SOLOMON               Director                             April 1, 1998
---------------------------------------------
               Joel N. Solomon

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
  Utopia Marketing, Inc. (formerly Sam & Libby, Inc.):

     We have audited the accompanying consolidated balance sheet of Utopia Marketing, Inc. (formerly Sam & Libby, Inc.), and subsidiaries as of January 3, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated balance sheet of Utopia Marketing, Inc. (Formerly Sam & Libby, Inc.), and subsidiaries as of December 26, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 28, 1996, were audited by other auditors whose report thereon dated February 7, 1997, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the January 3, 1998 consolidated statements referred to above present fairly, in all material aspects, the financial position of Utopia Marketing, Inc. (Formerly Sam & Libby, Inc.) and subsidiaries at January 3, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

New York, New York
March 31, 1998

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                JANUARY 3,     DECEMBER 28,
                                                                   1998            1996
                                                                ----------     ------------
                                                                (IN THOUSANDS EXCEPT SHARE DATA)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $  2,389        $  2,852
  Due from factor (Less allowance of $75 as of December 28,
     1996)..................................................            0             107
  Account receivable........................................            0             293
  Miscellaneous receivable..................................           39               0
  Merchandise inventories...................................            0              36
  Prepaid expenses..........................................            0              31
                                                                 --------        --------
     TOTAL CURRENT ASSETS...................................     $  2,428        $  3,319
Property and equipment, net.................................            0               0
Other assets................................................            0              25
                                                                 --------        --------
     TOTAL ASSETS...........................................     $  2,428        $  3,344
                                                                 ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................     $     30        $     58
  Accrued expenses..........................................           25              99
                                                                 --------        --------
     TOTAL CURRENT LIABILITIES..............................     $     55        $    157
                                                                 --------        --------
LONG-TERM OBLIGATIONS.......................................            0               7
                                                                 --------        --------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000 shares
  Authorized, none issued
  Common stock, $.001 par value; 45,000,000 shares
  Authorized, 14,216,367 and 13,741,367 shares
  Outstanding...............................................           14              14
  Additional paid-in capital................................       32,947          32,943
  Accumulated deficit.......................................      (30,588)        (29,777)
                                                                 --------        --------
     TOTAL SHAREHOLDERS' EQUITY.............................        2,373           3,180
                                                                 --------        --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................     $  2,428        $  3,344
                                                                 ========        ========

                See notes to Consolidated Financial Statements.

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             YEAR ENDED
                                                              ----------------------------------------
                                                              JANUARY 3,   DECEMBER 28,   DECEMBER 30
                                                                 1998          1996           1995
                                                              ----------   ------------   ------------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenue.................................................   $   129       $ 23,637       $ 38,755
Cost of sales...............................................        58         20,866         29,486
                                                               -------       --------       --------
  Gross profit..............................................        71          2,771          9,269
Selling, general and administrative expenses................      (966)        (8,833)       (11,539)
Gain on sale of trademark...................................                    4,100
                                                               -------       --------       --------
Operating loss before extraordinary item, interest and
  taxes.....................................................      (895)        (1,952)        (2,270)
Interest income (expense) -- net............................       109           (723)        (1,503)
                                                               -------       --------       --------
Loss before extraordinary item..............................      (786)        (2,675)        (3,773)
Extraordinary gain..........................................                    1,288
                                                               -------       --------       --------
Net income..................................................   $  (786)      $ (1,387)      $ (3,773)
                                                               =======       ========       ========
Loss per share before extraordinary income..................   $ (0.06)      $  (0.22)      $  (0.35)
Extraordinary income per share..............................                     0.11           0.00
                                                               -------       --------       --------
Net loss per share..........................................   $ (0.06)      $  (0.11)      $  (0.35)
                                                               =======       ========       ========
Weighted average shares outstanding.........................    13,866         12,136         10,878
                                                               =======       ========       ========

                 See notes to Consolidated Financial Statements

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      RETAINED
                                                       ADDITIONAL     EARNINGS
                                                        PAID-IN     (ACCUMULATED     DEFERRED
                                      SHARES  AMOUNT    CAPITAL       DEFICIT)     COMPENSATION    TOTAL
                                      ------  ------   ----------   ------------   ------------   -------
BALANCE AT JANUARY 1, 1995..........  10,802   $11      $30,742      $ (24,617)      $ (1,117)    $ 5,019
Common stock issued under stock
  plans.............................      34                 13                                        13
Exercise of employee stock
  options...........................     100                 25                                        25
Amortization of deferred
  compensation......................                                                      462         462
Net loss............................                                    (3,773)                    (3,773)
                                      ------   ---      -------      ---------       --------     -------
BALANCE AT DECEMBER 30, 1995........  10,936    11       30,780        (28,390)          (655)      1,746
Common stock issued under stock
  plans.............................      18                 32                                        32
Exercise of employee stock
  options...........................      78                 80                                        80
Common stock issued in
  connection with debt
  forgiveness.......................   2,698     3        2,024                                     2,027
Common stock issued in exchange of
  Services..........................      11                 27                                        27
Amortization of deferred
  compensation......................                                                      655         655
Net loss............................                                    (1,387)                    (1,387)
                                      ------   ---      -------      ---------       --------     -------
BALANCE AT DECEMBER 28, 1996........  13,741    14       32,943        (29,777)             0       3,180
Write off of foreign subsidiary.....                                       (25)                       (25)
Exercise of employee stock
  options...........................     400                  4                                         4
Common stock issued in exchange of
  Services..........................      75
Net loss............................                                      (786)                      (786)
                                      ------   ---      -------      ---------       --------     -------
Balance at January 3, 1998..........  $14,216  $14      $32,947      $ (30,588)      $      0     $ 2,373
                                      ======   ===      =======      =========       ========     =======

                 See notes to Consolidated Financial Statements

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED
                                                              ----------------------------------------
                                                              JANUARY 3,   DECEMBER 28,   DECEMBER 30,
                                                                 1998          1996           1995
                                                              ----------   ------------   ------------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................    $ (786)      $(1,387)       $(3,773)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................                     302            461
  Loss on disposal of fixed assets..........................                     279
  Gain on debt forgiveness..................................                  (1,288)
  Deferred compensation expense.............................                     655            462
  Gain on sale of assets....................................                                    246
  Provision for allowances against accounts receivable......                    (157)             7
Changes in operating assets and liabilities:
     Accounts receivable....................................       254         2,291           (747)
     Due (from) to factor...................................       107        (1,791)         1,168
     Due from shareholders..................................                     168
     Merchandise inventories................................        36         5,656         (2,545)
     Prepaid expenses and other assets......................        31           423            217
     Accounts payable, accrued expenses and other current
       liabilities..........................................      (102)       (2,455)         3,739
                                                                ------       -------        -------
Net cash provided by (used in) operating activities.........      (460)        2,696           (765)
                                                                ------       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................                                   (182)
  Proceeds from sale of property and equipment..............                                    362
                                                                ------       -------        -------
Net cash provided by (used in) investing activities.........         0             0            180
                                                                ------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations........................        (7)          (84)            (8)
  Proceeds from issuance of common stock, net...............         4           112             38
                                                                ------       -------        -------
Net cash provided by (used in) financing activities.........        (3)           28             30
                                                                ------       -------        -------
Net increase (decrease) in cash and cash equivalents........      (463)        2,724           (555)
Cash and cash equivalents:
  Beginning of period.......................................     2,852           128            683
                                                                ------       -------        -------
  End of period.............................................    $2,389       $ 2,852        $   128
                                                                ======       =======        =======

                 See Notes to Consolidated Financial Statements

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED JANAURY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business. The Company no longer designs, develops and markets women's and children's footwear. On July 2, 1996, the Company entered into an agreement (the "Agreement") with Maxwell Shoe Company Inc. (the "Purchaser" or "Maxwell") to sell all worldwide rights to the Company's trademarks, trade names and intellectual property rights free and clear of all liens, mortgages, encumbrances and security interests for $5.5 million in cash. In August 1996, the Company received cash of $5.3 million. The balance of $0.2 million was paid in April 1997. The Purchaser did not assume any of the Company's liabilities or obligations. In connection with such sale, the Company changed its name to Utopia Marketing, Inc.

     The Company had a contract (the "RML Agreement") with RML Limited ("RML"), an independent warehouse facility located in Harrisburg, Pennsylvania pursuant to which RML provides the Company with warehouse, distribution, inspection and other services for a fee based upon gross shipping dollars, which is calculated on a declining percentage as various sales plateaus are achieved. The agreement expires by its term in April 1995 but was automatically renewable from year to year unless either party gives notice of non-renewal. The agreement terminated on February 28, 1997.

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

     Fiscal Year. The Company has a 52/53-week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 1996 and December 30, 1995 contained 52 weeks. The fiscal year ended January 3, 1998 had 53 weeks.

     Cash Equivalents. Cash equivalents are highly liquid investments with an original maturity of three months or less. They include funds of $2,389,270 held by the factor as of January 3, 1998.

     Merchandise Inventories. The Company has no merchandise inventories as of year end.

     Property and Equipment. The Company currently has no Property and Equipment. In past years Property and equipment had been stated at cost. Depreciation was calculated using the straight line method over the estimated useful life of the respective assets, which range from five to seven years. The cost of leasehold improvements was amortized over the estimated useful life of the asset or the applicable lease term, whichever is less (see Note 3).

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

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANAURY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995 (Continued)

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The adoption by the Company of such standard in 1996 had no material effect on the financial statements.

     Stock-Based Compensation -- In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures in annual financial statements of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will make the required disclosure of the pro forma effect on net income and earnings per share in its notes to the annual consolidated financial statements. The Company has not granted any stock options during 1997, 1996 and 1995 and the pro forma disclosure is not required at January 3, 1998.

NOTE 2 -- FACTORING AGREEMENT

     In March 1994, the Company entered into a new factoring and financing arrangement (the "Agreement") with a bank (the "factor") which provides factoring services, advances and letters of credit to support on-going operations. Under the terms of the Agreement, the Company could borrow up to the lesser of $10 million or the sum of (i) up to 80% of eligible credit approved receivables plus (ii) the lesser of (a) the sum of (1) up to 30% of eligible inventory in the United States plus (2) 30% of the first cost of eligible finished goods being imported under letters of credit and eligible in transit finished goods inventory imported on open account and consigned to the financial corporation or (b) $9.5 million, less certain reserves. Subsequent to December 31, 1994, the percentage of eligible credit approved receivables against which the Company could borrow was reduced from 80% to 75% subject to a monthly valuation of a three month moving average computation whereby the percentage could be increased to 80%. In addition, eligible recourse receivables added to the borrowing base formula. The Company assigned all of its trade receivables under the Agreement. Approximately 85% of trade receivables were sold on a non-recourse basis. For those receivables sold on recourse basis, the Company either obtained credit insurance, required cash deposits or received letters of credit payable to the Company. The borrowing rate was prime plus 1.25% unless the Company is in an overadvance position, when the borrowing rate was prime plus 2.25% (prime rate at December 28, 1996 was 8%). The factor commission rate was 0.75%. Overadvances under the Agreement were available at the sole discretion of the factor. In order to enable the Company to use such overadvance availability, a principal shareholder and executive officer executed a personal guaranty for up to $500,000 of the overadvance facility in the form of collateral assigned to the factor. If the Company was not in an overadvance position for 90 consecutive days commencing March 13, 1995, the factor would cancel and return the guaranty and collateral at the request of such principal shareholder and executive officer. In January 1997, the personal

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANAURY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995 (Continued)

NOTE 2 -- FACTORING AGREEMENT (continued) collateral was returned to this principal shareholder and executive officer. The factor had a security interest in substantially all of the Company's tangible and intangible assets. The Agreement which was payable on demand expired March 7, 1997. The Company now has only an interest bearing account of approximately $2,389,270 earning approximately 4 to 5% per year with the factor.

NOTE 3 -- PROPERTY AND EQUIPMENT

     The company currently has no property or equipment.

NOTE 4 -- LONG-TERM OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

     The Company currently has no long-term obligations and commitments.

     The Internal Revenue Service has notified the Company it will be making an Employment Tax Compliance Review for 1995 and 1996. A review is not an audit, but may result in an audit.

NOTE 5 -- OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

                                                          JANUARY 3,    DECEMBER 28,     DECEMBER 30,
                                                             1998           1996             1995
                                                          ----------    -------------    -------------
                                                                         (IN THOUSANDS)
    Interest income...................................      $ 109                 --                --
    Interest expense..................................         --               (641)    $       (1045)
    Other.............................................         --                (82)             (458)
                                                            -----       -------------    -------------
    Other Income/(expense)............................      $ 109               (723)            (1503)
                                                            =====       =============    =============

NOTE 6 -- INCOME TAXES

     The provision (benefit) for income taxes for financial reporting purposes differs from the tax provision (benefit) computed by applying the statutory Federal income tax rate of 34% as follows:

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          JANUARY 3,    DECEMBER 28,    DECEMBER 30,
                                                             1998           1996            1995
                                                          ----------    ------------    ------------
                                                                                      (IN THOUSANDS)
    Federal income tax benefit at
      the statutory rate..............................      $(267)        $  (472)        $(1,283)
    State income taxes, net of federal benefit........        (47)            (83)           (302)
    Foreign subsidiary activity.......................                         22             117
    Deferred tax assets not utilized..................        314             533           1,468
                                                            -----         -------         -------
    Provision (benefit) for income taxes..............      $   0         $     0         $     0
                                                            =====         =======         =======

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANAURY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995 (Continued)

NOTE 6   -- INCOME TAXES (Continued)
     The components of the net deferred tax benefit are as follows:

                                                          JANUARY 3,    DECEMBER 28,    DECEMBER 30,
                                                             1998           1996            1995
                                                          ----------    ------------    ------------
                                                                        (IN THOUSANDS)
    Fixed assets......................................      $   0         $   418         $   393
    Inventory.........................................          0              91             658
    Allowance for doubtful accounts...................          0             455             401
    Net operating loss carryforward...................          0           8,267           7,442
    Accrued expenses..................................          0                              10
    Other.............................................                          2             336
                                                            -----         -------         -------
                                                                0           9,233           9,240
    Valuation allowance...............................          0          (9,233)         (9,240)
                                                            -----         -------         -------
    Net deferred tax benefit..........................      $   0         $     0         $     0
                                                            =====         =======         =======

     The Company has net operating loss carryforwards of approximately $21.3 million for Federal income tax purposes expiring between 2007 and 2017.

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

NOTE 7 -- SHAREHOLDERS' EQUITY

     1991 Stock Option Plan. In September 1991, the Board of Directors approved the 1991 Stock Option Plan (the "1991 Plan"), which allows for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees and nonstatutory stock options to both employees and outside Directors. The Board of Directors had reserved 500,000 shares of Common Stock for issuance under the 1991 Plan. In May 1993, the Board of Directors reserved an additional 1,000,000 for issuances of shares under the 1991 Plan. Stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code are granted to employees at prices not less than the fair market value of the common stock on the date of grant. The 1991 Plan permits and the Company has granted, from time to time, non-statutory stock options at exercise prices less than the fair market value of the common stock on the date of grant. The 1991 Plan specifies that the Company's outside Directors are to receive a stock option grant of 5,000 shares on the date first elected to the Board and an additional 5,000 shares each year thereafter. Such options are granted at the fair market value of the common stock on the date of grant, vest over four years, and are exercisable only while the outside Director remains a Director. The 1991 Plan also permits the Company to grant rights to purchase common stock at a price which is at least 50% of the fair market value of the common stock on the date of grant. The offer of a right must be accepted within six months of its grant by the execution of a restricted stock purchase agreement between the Company and the offeree and the payment of the purchase price of the shares. As of January 3, 1998, no rights have been granted. On February 24, 1993, the Compensation Committee of the Board of Directors (the "Committee") authorized a stock option exchange program covering 224,000 stock options with exercise prices of $5.25 to $9.375 per share. Under the terms of

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANAURY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995 (Continued)

NOTE 7 -- SHAREHOLDERS' EQUITY (Continued) the stock option exchange program, 224,000 new options were issued at an exercise price of $3.25 per share, the fair market value of the Company's shares on the date of the grant. On November 9, 1994, the Committee authorized a stock option exchange program covering 215,000 stock options with exercise prices of $2.63 per share. Under the terms of the stock option exchange program, 215,000 new stock options were issued at an exercise price of $1.00 per share, the fair market value of the Company's shares on the date of the grant. As of January 3, 1998 no rights have been granted. Total activity for the 1991 Stock Option Plan for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 was as follows:

                                                                     SHARES        PRICES
                                                                    ---------    -----------
    Outstanding, January 1, 1995................................      772,500    $.25--22.50
    Options exercised...........................................     (100,000)   $ .25--2.65
                                                                    ---------
    Outstanding, December 30, 1995..............................      672,500    $.25--22.25
    Options exercised...........................................      (78,000)   $1.00--2.42
                                                                    ---------
    Outstanding, December 28, 1996..............................      594,500    $.25--22.25
    Options exercised...........................................     (400,000)   $  .01--.25
    Options cancelled...........................................     (194,500)   $ .01 --.25
                                                                    ---------
    Outstanding, January 3, 1998................................            0

     Employee Stock Purchase Plan. In September 1991, the Board of Directors approved the 1991 Employee Stock Purchase Plan and reserved 150,000 shares of common stock for issuance under this plan. During 1996, 1995 and 1994, employees purchased 17,686, 34,654 and 7,998 shares, respectively, of common stock through payroll deductions. Through January 3, 1998, 88,915 shares had been issued under this plan.

NOTE 8 -- MAJOR CUSTOMERS

     Not applicable in 1997.

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

     During 1995, a principal shareholder and executive officer guaranteed a portion of the Company's overadvance facility with its factor (Note 2). In January 1997 the guaranty of the principal shareholder and executive officer guaranteeing a portion of the Company's over advance facility with its factor was terminated.

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANAURY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995 (Continued)

NOTE 10 -- ADDITIONAL STATEMENTS OF CASH FLOWS INFORMATION

     Total cash paid for interest is as follows:

                                                                             YEAR ENDED
                                                              ----------------------------------------
                                                              JANUARY 3,   DECEMBER 28    DECEMBER 30,
                                                                 1998          1996           1995
                                                              ----------   ------------   ------------
                                                                           (IN THOUSANDS)
    Interest................................................      $0           $641           $945
                                                                  ==           ====           ====
    Non cash financing activities:
      Conversion of $2 million indebtedness into shares of
         Common Stock in 1996 (see note 13).

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

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANAURY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995 (Continued)

NOTE 13 -- COMPOSITION AND CONVERSION AGREEMENT

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

NOTE 14 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                     MARCH 31,   JUNE 30,   SEPTEMBER 26,    JANUARY 3,
                                                       1997        1997         1997            1998
                                                     ---------   --------   -------------   ------------
                                                                       (IN THOUSANDS)
    Net revenue....................................   $    72    $    25       $    22        $    10
    Gross profit (loss)............................        41          8            22             10
    Net income (loss) from continuing
      Operations before income taxes...............      (337)      (318)          (62)           (69)
    Net income (loss)..............................   $  (337)   $  (318)      $   (62)       $   (69)
                                                      -------    -------       -------        -------
    Net income (loss) per share....................   $ (0.02)   $ (0.03)      $  0.00        $ (0.01)
                                                      =======    =======       =======        =======

                                                                     THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                     MARCH 30,   JUNE 29,   SEPTEMBER 28,   DECEMBER 28,
                                                       1996        1996         1996            1996
                                                     ---------   --------   -------------   ------------
                                                                       (IN THOUSANDS)
    Net revenue....................................   $11,957    $ 5,353       $ 7,034        $  (707)
    Gross profit (loss)............................     3,643       (111)           24           (785)
    Net income (loss) from continuing
      Operations before income taxes...............       606     (2,767)        2,448         (1,674)
    Net income (loss)..............................   $   606    $(2,767)      $ 2,948        $(1,674)
                                                      -------    -------       -------        -------
    Net income (loss) per share....................   $  0.05    $ (0.24)      $  0.18        $ (0.10)
                                                      =======    =======       =======        =======

                                                                     THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                     APRIL 1,    JULY 1,    SEPTEMBER 30,   DECEMBER 30,
                                                       1995        1995         1995            1995
                                                     ---------   --------   -------------   ------------
                                                                       (IN THOUSANDS)
    Net revenue....................................   $10,459    $11,772       $12,688        $ 3,836
    Gross profit (loss)............................     3,132      3,562         4,675         (2,100)
    Net income (loss) from continuing
      Operations before income taxes...............       356        505           662         (5,296)
    Net income (loss)..............................   $   356    $   505       $   632        $(4,966)
                                                      -------    -------       -------        -------
    Net income (loss) per share....................   $  0.03    $  0.04       $  0.06        $  0.46
                                                      =======    =======       =======        =======

                                  SCHEDULE II

                             UTOPIA MARKETING, INC.
                           FORMERLY SAM & LIBBY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                   BALANCE AT   CHARGED TO
                                                   BEGINNING    COSTS AND                     BALANCE AT
                   YEAR ENDED                      OF PERIOD     EXPENSES    DEDUCTIONS(1)   END OF PERIOD
                   ----------                      ----------   ----------   -------------   -------------
                                                                       (IN THOUSANDS)
YEAR ENDED DECEMBER 30, 1995
  Provision for doubtful accounts................     $781        $2,825        $3,065           $541
YEAR ENDED DECEMBER 28, 1996
  Provision for doubtful accounts................     $541        $2,250        $2,716           $ 75
YEAR ENDED JANUARY 3, 1998
  Provision for doubtful accounts................     $ 75        $    0        $   75           $  0

---------------
(1) Write-off of doubtful accounts against reserve

                                Exhibit Index
                                -------------

      3.1      Restated Articles of Incorporation.(1)
      3.2      Restated Bylaws.(1)
      4.1      Article III of Restated Articles of Incorporation (see
               Exhibit 3.1).(1)
      4.2      Form of Common Stock Certificate.(1)
     10.1      1991 Stock Plan and forms of Incentive Stock Option
               agreement and Nonstatutory Stock Option Agreement.(1)
     10.2      1991 Employee Stock Purchase Plan.(1)
     10.3      Shareholders Agreement, as amended and restated.(1)
     10.4      Factoring Agreement between Registrant and Republic Factors
               Corp.(1)
     10.5      Form of Indemnification Agreement.(1)
     10.6      S Corporation Termination, Tax Allocation and
               Indemnification Agreement.(1)
     10.7      Merchandise License Agreement between Sam & Libby, Inc. and
               AMG Apparel Ltd. dated as of May 1, 1993.(4)
     10.8      Facilities and Service Contract dated April 22, 1993 between
               Sam & Libby Inc. and RML Limited.(2)
     10.9      Employment Agreement dated as of May 3, 1993 between Kenneth
               Sitomer and Sam & Libby, Inc.(3)
     10.10     Agreement, dated as of August 12, 1993, between Lane International Trading, Inc., Sam & Libby
               Taiwan and Sam & Libby, Inc.(4)
     10.11     Promissory Note dated August 12, 1993 from Sam & Libby, Inc. to Sam & Libby Taiwan.(4)
     11.1      Calculation of Earnings Per Share.
     16.1      Letter Regarding Change in Certifying Accountant
     21.1      List of Subsidiaries.
     23.1      Independent Auditors' Consent and Report on Schedules.
     27        Financial Data Schedule

---------------

(1) Exhibits 3.1, 3.2, 4.1, 4.2, 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 are
    incorporated by reference to exhibits filed with the Company's Registration
    Statement on Form S-1 (No. 33-43424) filed October 18, 1991, Amendment No. 1 thereto filed November 7, 1991, Amendment No. 2 thereto filed November 25,
    1991 and Amendment No. 3 thereto filed December 4, 1991, which Registration
    Statement became effective December 4, 1991.
(2) Exhibit 10.8 is incorporated by reference to Exhibit 10.9 of the Company's
    Quarterly Report on Form 10-Q for the quarter ended July 3, 1993.
(3) Exhibit 10.9 is incorporated by reference to Exhibit 10.10 of the Company's
    Quarterly Report on Form 10-Q for the quarter ended July 3, 1993.
(4) Exhibits 10.7, 10.10 and 10.11 are incorporated by reference to such Exhibits to the Company's Annual Report on Form 10-K for the year ended
    January 1, 1994.
