Form 10-K405/A
period 1998-01-03
UTOPIA MARKETING INC
filed 1998-05-01
CIK 880241

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------


                                  FORM 10-K/A

                         ------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-19616

                             UTOPIA MARKETING, INC.
                          (FORMERLY SAM & LIBBY, INC.)
                                  (REGISTRANT)


              CALIFORNIA                             94-3060101
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)
             P.O. BOX 803                              10536
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

                                      None



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

ITEM 2.  PROPERTIES


     The company will shortly be occupying temporary space in the State of Florida. Presently the Company's mailing address is P.O. Box 803, Katonah, New York 10536.


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors of the Company, who are elected to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and shall qualify, and the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages as of March 30, 1998, are as follows:



                                                                                         OFFICER/DIRECTOR
                NAME                   AGE                   POSITION                         SINCE
                ----                   ---                   --------                    ----------------
Samuel L. Edelman....................   46    Chairman of the Board, President, Chief          1987
                                              Executive Officer, Treasurer and
                                              Director
Louise B. Edelman....................   44    Secretary and Director                           1987
Bruce D. Oberfest....................   51    Director                                         1997
Joel N. Solomon......................   51    Director                                         1998


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


     Louise B. (Libby) Edelman, a co-founder of the Company, served as Senior Vice President -- Image from the Company's founding until the second quarter of 1992. At the time, Ms. Edelman was promoted to Executive Vice President -- Corporate Development which position was eliminated in the first quarter of 1998. In 1997 Ms. Edelman was elected to the additional office of Secretary of the Company. Prior to October 1987, Ms. Edelman held various positions, including National Sales Manager for Esprit Kids Shoes, Director of Public Relations for Calvin Klein Ltd., a fashion company, and Senior Fashion Editor of Seventeen, Mademoiselle and Harper's Bazaar magazines. Ms. Edelman has served as a Director of the Company since its founding.



     Bruce D. Oberfest has been a Certified Public Accountant and principal owner of the accounting and consulting firm of Bruce D. Oberfest & Associates for more than the past five years. Mr. Oberfest was elected as a director of the Company on October 6, 1997.



     Joel N. Solomon is a retired businessman since September, 1996. For more than five years prior to his retirement Mr. Solomon was the President, a director and principal shareholder of San Francisco Shoe Works, Inc., an importer of lady's and children's footwear and accessories to the United States for Esprit Shoes & Accessories Far East, Ltd., of which he was a managing director for more than five years prior to his retirement. Mr. Solomon was elected as a director of the Company on March 20, 1998.


     With the exception of Sam Edelman and Libby Edelman, who are married to each other, there is no family relationship among directors or executive officers of the Company.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934



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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended January 3, 1998, all Section 16(a) filing requirements applicable to its officers, directors and 10% Shareholders were complied with.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION


                       COMPENSATION OF EXECUTIVE OFFICERS



     The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during 1995, 1996 and 1997 by the Chief Executive Officer and the one other highly paid executive officer (determined as of January 3, 1998). This information includes the dollar value of base salaries, commissions and bonus awards, the number of shares of the Company's Common Stock subject to stock options granted and certain other compensation, whether paid or deferred. The Company does not grant SARs and has no long-term compensation benefits other than options, for the fiscal years ended January 3, 1998 (FY 1997), December 30, 1996 (FY 1996) and December 31, 1995 (FY 1995):



                           SUMMARY COMPENSATION TABLE



                                                                                   LONG TERM
                                                                              COMPENSATION AWARDS
                                                                           -------------------------
                                                                           RESTRICTED    SECURITIES      ALL OTHER
                             FISCAL                         OTHER ANNUAL     STOCK       UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR     SALARY    BONUS(1)   COMPENSATION   AWARDS($)     OPTIONS(#)        ($)(2)
---------------------------  ------   --------   --------   ------------   ----------   ------------    ------------
Samuel L. Edelman             1997           0        --           --             --           --              --
  Chairman of the Board,      1996    $198,077        --           --             --           --              --
  President and Chief         1995    $250,000        --           --             --           --              --
  Executive Officer
Kenneth M. Sitomer(3)         1997    $239,656        --           --             --      400,000(4)
  Chief Operating Officer     1996    $322,433        --           --             --           --         $18,000
  and Chief Financial
    Officer                   1995    $316,755        --           --         91,666           --         $18,000


---------------


(1) The Company pays bonuses to executive officers on the officer's base salary, other compensation and an evaluation of the Company's financial performance and the individual's performance during the fiscal year.



(2) Includes the allocated amount of personal use of company automobiles and premium payments paid by the Company for life insurance for named executive officer and health insurance for dependents of the named executive officer.



(3) Mr. Sitomer resigned from all positions with the Company in November, 1997.



(4) In 1997 400,000 stock options previously granted to Mr. Sitomer had the exercise price per share adjusted from $0.25 per share to $0.01 per share.



                       OPTION GRANTS IN LAST FISCAL YEAR



     There were no stock options granted during 1997 to any named Executive Officers. However, during 1997 the company repriced the exercise price of 400,000 stock options previously granted to Mr. Sitomer, a named Executive Officer from $0.25 per share to $0.01 per share.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND


                       FISCAL YEAR-END OPTION VALUE TABLE



     The following table provides information on option exercises in 1997 by the named Executive Officers and the value of such officers' unexercised options at January 3, 1998.



                                                        NUMBER OF SECURITIES         VALUE OF UNEXERCISABLE
                                                       UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS HELD
                           NUMBER OF                 OPTIONS OF FISCAL YEAR END       AT FISCAL YEAR END(1)
                        SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
         NAME             IN EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----           ---------------   --------   -----------   -------------   -----------   -------------
Samuel L. Edelman.....           --           --          --             --             --             --
Kenneth H. Sitomer....      400,000         $0.0          --             --             --             --



COMPENSATION OF DIRECTORS



     Each director who is not an employee of or a consultant to the Company (an "Outside Director") receives $10,000 per year, in addition to $500 for each meeting of the Board of Directors attended. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. During the fiscal year ended January 3, 1998 such compensation was waived by the outside directors.



     Outside Directors also participate in the Company's 1991 Stock Option Plan. The 1991 Stock Option Plan was originally approved by the Board of Directors and shareholders of the Company in September 1991. An amendment to the 1991 Stock Option Plan to increase the total number of shares reserved for issuance thereunder from 500,000 to 1,500,000 was approved by the Board of Directors in February 1993 and by the shareholders in May 1993. The 1991 Stock Option Plan provides that each Outside Director automatically is granted an option to purchase 5,000 shares of Common Stock annually thereafter so long as he or she remains an Outside Director. The options granted to Outside Directors are for five year terms and vest at the rate of 25% per year. The exercise price of options granted to Outside Directors must equal 100% of the fair market value of the Company's Common Stock on the date of the grant. Outside Directors may not be granted any option pursuant to the 1991 Stock Option Plan other than those options granted automatically as described herein. All Outside Directors entitled to such options during the fiscal year ended January 3, 1998, waived the grant thereof as permitted under the 1991 Stock Option Plan.



BOARD MEETINGS AND COMMITTEES



     The Board of Directors of the Company held three meetings during the fiscal year ended January 3, 1998.



     The Audit Committee of the Board of Directors currently consists of director Oberfest and did not meet during the last fiscal year. The Audit committee reviews the Company's annual audit and meets with the Company's independent accountants to review the Company's internal controls and financial management practices.



     The Compensation Committee of the Board of Directors currently consists of directors Samuel L. Edelman and Louise B. Edelman and held one meeting during the last fiscal year. The Compensation Committee recommends compensation for the Company's key employees and administers the 1991 Stock Option Plan and the 1991 Employee Stock Purchase Plan.



     There is no nominating committee or any committee performing those functions.



     During the fiscal year ended January 3, 1998, each director attended all meetings of the Board and the committees upon which such director served.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS



     On January 3, 1998 there were no employment contracts in effect between the Company and any of the named executive officers.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     The Committee presently consists of Directors Samuel L. Edelman and Louise
B. Edelman, who were elected in 1997 upon the resignation of the Company's Outside Directors. No executive officer of the Company served on the compensation committee of another entity or any other committee of the board of directors of another entity performing similar functions during the last fiscal year.



BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION



     The information contained in the following report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.



     Introduction. Decisions on compensation of the Company's executive officers are made by the Compensation Committee of the Board of Directors (the "Committee"). The members of the Committee are presently Directors Samuel L. Edelman and Louise B. Edelman, who were elected after all of the Company's outside directors resigned. The Board of Directors intends to request Messrs. Oberfest and/or Solomon to agree to accept appointment as the sole members of said Committee. Decisions by the Committee relating to the compensation of the Company's executive officers are reviewed by the full Board, except for decisions about awards under the 1991 Stock Option Plan which, when the Committee is composed solely of outside directors, must be made solely by the Committee in order for the grants under such Plan to satisfy Rule 16b-3 promulgated under the Exchange Act. With respect to the compensation of the Chief Executive Officer, the Committee reviews and approves the various elements of the Chief Executive Officer's compensation and makes a recommendation to the full Board. With respect to executive officers other than Mr. Edelman the Committee reviews the recommendations for such individuals presented by the Chief Executive Officer and the bases therefore and approves or modifies the compensation packages for such individuals. Base salary levels for executive officers are generally established at the end of each fiscal year based upon such individual's performance and the performance of the Company. During the fiscal year ended January 3, 1998, the Chief Executive Officer was not paid any Executive Compensation or other salary.



     Executive Compensation. The Company's Executive Compensation Program is designed to link corporate performance and returns to shareholders. The overall objectives of this strategy are to attract and retain the best possible executive talent, to motivate the executives to achieve the goals in the Company's business strategy, to link executive and shareholder interests and to provide a compensation package that recognizes individual contributions as well as overall business results. The Company's compensation program has two principal components: cash-based compensation, both fixed and variable, and equity-based compensation.



     The salaries for each of the executive officers for the fiscal year ended January 3, 1998 were based upon the following factor: the scope of the executive responsibilities; prior experience and salary history, salaries for similar positions at comparable companies; and, in the case of persons other than the Chief Executive Officer, the recommendation of the Chief Executive Officer. However, in light of the Company's current business difficulties during such fiscal year Mr. Sitomer was the only Executive Officer to be compensated and effective with his resignation in November 1997, no Executive Officer received compensation.



     Stock options are periodically granted to provide additional incentive to executives and other key employees to work to maximize long-term total return to the Company's shareholders. Options generally vest over a five year period to encourage optionholders to continue in the employ of the Company. The exercise price of options is generally the market price on the date of the grant, ensuring that the option will acquire value only to the extent that the price of the Company's Common Stock increases relative to the market price at the time of the grant. Factors considered by the Committee in granting stock options include: the recipient's position and responsibility within the Company; prior performance and expected contribution to future performance; the size of previous stock option grants; and the number of options held by the recipient (if any); and other relevant factors.



     The terms of Mr. Sitomer's former Employment Agreement (including the November 1994 amendment thereto) were approved by the Committee upon the recommendation of the Chief Executive Officer. Mr. Sitomer brings extensive operating experience to the Company. The Chief Executive Officer, the Committee and the full Board believed it was in the best interest of the Company and the shareholders for Mr. Sitomer to have an Employment Agreement that included significant cash-based and equity-based incentives tied to the Company's future stock and operating performance. Mr. Sitomer is no longer an officer, director or employee of the Company.



     On May 20, 1997, the Compensation Committee voted to reduce the exercise price of Mr. Sitomer's remaining 400,000 Stock Options granted under the Company's 1991 Stock Option Plan as set forth in the following table:



         (A)               (B)            (C)            (D)             (E)           (F)          (G)
                                       NUMBER OF                                                 LENGTH OF
                                       SECURITIES                                                 ORIGINAL
                                       UNDERLYING    MARKET PRICE                               OPTION TERMS
                                      OPTIONS/SARS     OF STOCK     EXERCISE PRICE              REMAINING AT
                                      REPRICED OR     AT TIME OF      AT TIME OF       NEW        DATE OF
                                        AMENDED      REPRICING OR    REPRICING OR    EXERCISE   REPRICING OR
     NAME(1)(2)            DATE           (#)        AMENDMENT($)    AMENDMENT($)    PRICE($)    AMENDMENT
     ----------            ----       ------------   ------------   --------------   --------   ------------
Kenneth B. Sitomer...  May 20, 1997     400,000         $0.01            $0.25        $0.01     May 3, 2003


---------------


(1) The Compensation Committee of the Board of Directors, whose action was ratified by the entire Board of Directors following the election of an outside director to the Board of Directors, reduced the exercise price of the Stock Options previously granted to Mr. Sitomer to the then current market value of the Company's Common Stock pursuant to Section 4(b)(viii) of the Company's 1991 Stock Option Plan, which permits the reduction of the exercise price of Stock Options to the current fair market value if the fair market value of the Common Stock covered by such Stock Options shall have declined since the date the options were granted.



(2) There were no other option repricings and the Company does not grant Stock Appreciation Rights.



     It was felt that this action was necessary in light of the significant reduction in the fair market value price of the Company's Stock since its de-listing from the NASDAQ National Market List.



     Chief Executive Officer Compensation. The salary of Mr. Edelman was originally set at $600,000 per year in 1991 based on the unique contribution of Mr. Edelman to the Company's business not only as Chief Executive Officer, but also as a principal designer of footwear and apparel and a principal salesperson. In July 1992 and February 1993, Mr. Edelman voluntarily reduced his annual salary to $480,000 and $250,000, respectively. Mr. Edelman's annual salary for the fiscal year ended December 31, 1995 was $250,000, $192,306 for the fiscal year ended December 28, 1996 and Mr. Edelman did not receive a salary for the fiscal year ended January 3, 1998.



     Tax Deductibility of Executive Compensation. Section 162 of the Internal Revenue Code of 1986, as amended (the "Code"), limits the federal income tax deductibility of compensation paid to the Company's Chief Executive Officer and to each of the other four most highly compensated executive officers. The Company may deduct such compensation only to the extent that during any fiscal year the compensation paid to any such individual does not exceed $1 million or meets certain specified conditions (including shareholder approval). Based on the Company's current compensation plans and policies and recently released regulations interpreting this provision of the Code, the Company and the Committee believe that, for the near future, there is little risk that the Company will lose any significant tax deduction for executive compensation.

     Summary. The Committee believes that its compensation program to date has been fair and motivating, and has been successful in attracting and retaining qualified employees and in linking compensation directly to the Company's performance. The Committee intends to review this program on an ongoing basis to evaluate its continued effectiveness.


                                            THE COMPENSATION COMMITTEE


                                            Samuel L. Edelman


                                            Louise B. Edelman



As to the portion of the above report


relating to the repricing of Stock Options,


  BOARD OF DIRECTORS


  Samuel L. Edelman, Chairman


  Louise B. Edelman


  Bruce D. Oberfest


  Joel N. Solomon



              COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS*
                            Performance Graph for
                            Utopia Marketing, Inc.

CRSP Total Returns Index for:  12/31/92  12/31/93  12/30/94  12/29/95 06/26/96
Utopia Marketing, Inc          100.0     44.7      19.7      21.1     8.6
Nasdaq Stock Market
 (US Companies)                100.0     114.8     112.2     158.7    174.7
NASDAQ Stocks (SIC 5100-5199
  US Companies)
  Wholesale trade-nondurable
  goods                        100.0     121.8     93.7      134.8    161.0

*No stock price performance is reflected for the period after 6/26/96, the date upon which the Company ceased to be traded on the National Market List. Management believes that no such price performance is obtainable as the Company is not engaged in a line of business.

Notes:
  A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
  B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
  C. If the monthly interval, based on the fiscal year-end in not a trading day, the precedding trading day is used.
  D. The index level for all series was set to $100.0 on 12/31/92.



  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information, as of February 28, 1998, with respect to the beneficial ownership of Utopia's Common Stock by (i) each Utopia shareholder known by Utopia to be the beneficial owner of more than five percent (5%) of the outstanding shares of Utopia Common Stock, (ii) each Utopia director, (iii) each of the two most highly compensated officers of Utopia for the 1997 fiscal year, and (iv) all current executive officers and directors of Utopia as a group.



                                                               SHARES            PERCENTAGE
                   NAME AND ADDRESS                      BENEFICIALLY OWNED       OF TOTAL
                   ----------------                      ------------------      ----------
Samuel L. Edelman(2)...................................      6,260,822              44.0%
70 East 55th Street
New York, New York 10022
Louise B. Edelman(3)...................................      5,102,822              35.9%
70 East 55th Street
New York, New York 10022
Braha Industries, Inc.(4)..............................      1,369,260               9.6%
10 West 33rd Street
New York, New York 10001
Lane International Trading, Inc........................      1,358,608               9.6%
31284 San Antonio Street, Suite 7
Hayward, California 94544
Stuart L. Kreisler.....................................      1,158,000               8.2%
160 Rocksimmon Road
Stamford, Connecticut 06903
Bruce D. Oberfest......................................              0                 *%
287 King Street
Chappaqua, New York 10514
Joel N. Solomon........................................              0                 *%
38 Spring Street
Kentfield, California 94904
Kenneth M. Sitomer (5).................................        535,002                 *%
150 E 58th Street -- 23rd Floor
New York, New York 10155
All directors and officers as a group (4 persons in
group) (6).............................................      6,260,822              44.0%

---------------


 * Represents less than one percent (1%) of the outstanding shares of Utopia Common Stock.



(1) Based upon information supplied by Utopia officers, directors and principal shareholders, beneficial ownership is determined in accordance with the rules of the Commission that deem shares to be beneficially owned by any person who has or shares voting power or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.



(2) Includes 5,102,822 shares owned directly by Mr. and Mrs. Edelman as community property and 1,158,000 shares owned by Mr. Kreisler, which Mr. Edelman may be deemed to beneficially own as a result of certain voting rights pursuant to a shareholders agreement among the Company, Mr. Edelman, Ms. Edelman and Mr. Kreisler (the "Shareholders Agreement"). See "Item 13 Certain Relationships and Related Transactions" -- "Shareholders Agreement".



(3) Includes 5,102,822 shares owned directly by Mr. and Mrs. Edelman as community property.



(4) Includes 38,000 shares owned by the Brake Industries, Inc. Profit Sharing Trust.



(5) Resigned as an officer and director in November, 1997.



(6) See footnote (2) above for 1,158,000 included shares which may be deemed to be owned by Mr. Edelman and which are included herein.


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



     The Shareholders Agreement provides that Mr. Kreisler may not, subject to certain exceptions, acquire additional shares of the Company's voting stock without Mr. Edelman's prior consent, if after such acquisition Mr. Kreisler would own more than 20% of the outstanding voting stock of the Company. Mr. Edelman has a right of first refusal on all proposed transfers of shares by Mr. Kreisler, except transfers made directly to the Company, sales pursuant to a registered underwritten public offering, sales pursuant to Rule 144 ("Rule 144") under the Securities Act of 1933, as amended (the "Securities Act"), sales made in response to a tender offer which is not opposed by the Board of Directors of the Company, inter vivos gifts, including charitable donations, and transfers to and from Mr. Kreisler's estate in the event of his death. Mr. Kreisler has a parallel right of first refusal on all proposed transfers of shares by Mr. Edelman. Pursuant to the Shareholders Agreement, Mr. Kreisler must vote his shares on matters submitted to the Company's shareholders in the same proportion that Mr. Edelman votes his shares; provided, however, that with respect to the election of directors only, Mr. Kreisler is allowed to vote for himself as director any shares owned by him, except that if he owns more shares than necessary to ensure his own election, he is allowed to vote for himself as director only the minimum number of shares necessary to ensure his election. The Shareholders Agreement provides that Mr. Kreisler will not solicit proxies or actively participate in any contested election without the prior consent of Mr. Edelman. Mr. Kreisler and, in the event of Mr. Kreisler's death, Mr. Kreisler's estate, have certain demand and piggyback registration rights. Mr. Kreisler's restrictions expire upon the earliest to occur (i) such time as Mr. Edelman is no longer an officer or director of the Company, (ii) such time as Mr. Edelman no longer owns at least 20% of the Company's voting stock and (iii) December 11, 1996. Mr. Kreisler's right of first refusal on proposed transfers by Mr. Edelman expires upon the earliest to occur (i) such time as Mr. Kreisler is no longer a director of the Company, (ii) such time as Mr. Kreisler owns less than 10% of the Company's voting stock and (iii) December 11, 1996.



     The Shareholders Agreement addresses the voting control and ownership of Ms. Edelman's shares in the event that the Edelmans are divorced, as follows. First, Ms. Edelman will be prohibited, subject to certain exceptions, from acquiring additional shares of the Company's voting stock without Mr. Edelman's prior consent, if after such acquisition Ms. Edelman would own more than 20% of the outstanding voting stock of the Company. Second, Mr. Edelman, initially, and then Mr. Kreisler will have a right of first refusal on all proposed transfers by Ms. Edelman, subject to the same exceptions as Mr. Kreisler's and Mr. Edelman's transfer restrictions. Third, Ms. Edelman will have the right during the two year period after the date the divorce becomes final to require Mr. Edelman to purchase her shares at the then prevailing market value. Fourth, Ms. Edelman will agree to vote her shares on all matters submitted to the Company's shareholders (including the election of directors) in the same proportion that Mr. Edelman votes his shares. Ms. Edelman's standstill, transfer and voting restrictions terminate, whether or not the Edelmans are divorced, upon the earliest to occur of (i) such time as Mr. Edelman is no longer an officer or director of the Company, (ii) such time as Mr. Edelman owns less than 20% of the Company's voting stock and (iii) December 11, 1996. Ms. Edelman and her estate will have registration rights similar to those of Mr. Kreisler.



                              CERTAIN TRANSACTIONS



     In early 1997, prior to the time Mr. Oberfest was elected as a director, Bruce D. Oberfest & Associates was paid a consulting fee of $1,000 for analysis services performed in connection with a business opportunity being investigated by the Company.



     On April 30, 1997, Mr. Sitomer's Employment Contract, which included a Change of Control Arrangement, expired and Mr. Sitomer agreed with the Company to serve in the same capacity on a month-to-month basis at a salary of $12,500 per month and the continuation of all employee benefits he had been receiving at the time of expiration of his employment contract.



     On August 19, 1997, Samuel L. Edelman and Louise B. Edelman were named to the Compensation Committee of the Board, inasmuch as the Company no longer had any independent directors.



     On August 20, 1997, the Compensation Committee voted to reduce the exercise price of Mr. Sitomer's remaining option to purchase 400,000 shares of the Company's Common Stock from $.25 per share to $0.01 per share, which the Committee determined was the then-current fair market value of the Common Stock on such date, based upon the trading price of Utopia shares of Common Stock at that time. On November 12, 1997, the Board of Directors (Mr. Sitomer abstaining) ratified the actions of the Compensation Committee in reducing the exercise price.



     On September 30, 1997, Samuel L. Edelman and Louise B. Edelman (together the "Edelmans") entered into a Hold Harmless and Indemnification Agreement with Bruce D. Oberfest, as an inducement to

Mr. Oberfest to agree to serve as a Director to fill a vacancy on the Board of Directors. The Agreement provides that the Edelmans will indemnify Mr. Oberfest for all liabilities, obligations, costs and/or expenses in connection with any action taken or refrained from being taken by Mr. Oberfest, provided that Mr. Oberfest will first look to the Directors and Officers liability insurance policy and the Company before asserting any claim against the Edelmans. Mr. Oberfest shall not be entitled to be indemnified thereunder if the indemnification by the insurance carrier for such policy or by the Company is found by a court of law or governmental agency to be in violation of public policy or the action or failure to act for which indemnification is sought if found to be fraudulent or criminal or constituting the receipt by Mr. Oberfest of a personal benefit or advantage not lawfully available to all the directors as a whole. In asserting any such claim, Mr. Oberfest must certify that such action or inaction was taken by him in the reasonable belief that was in the best of interest of the Company and its Shareholders at not at the direction or control of the Edelmans. The Edelmans must comply with certain notice requirements to Mr. Oberfest prior to the time they may choose to resign from the Board of Utopia in order to terminate the Agreement. Mr. Oberfest does and may continue to render professional advice on accounting, financial and tax matters to the Edelmans.



     On October 6, 1997, the Board of Directors approved the Indemnification Agreements between each of the Directors and expressed its non-objection to the foregoing Hold Harmless and Personal Indemnification Agreement by and among the Edelmans and Mr. Oberfest.

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

         10.10     Agreement, dated as of August 12, 1993, between Lane
                   International Trading, Inc., Sam & Libby Taiwan and Sam &
                   Libby, Inc.(4)
         10.11     Promissory Note dated August 12, 1993 from Sam & Libby, Inc.
                   to Sam & Libby Taiwan.(4)
         10.12     Hold Harmless and Indemnification Agreement dated September
                   30, 1997 by and among Samuel L. Edelman, Louise B. Edelman and Bruce D. Oberfest.
         11.1      Calculation of Earnings Per Share.
         16.1      Letter Regarding Change in Certifying Accountant
         21.1      List of Subsidiaries.
         23.1      Independent Auditors' Consent and Report on Schedules.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UTOPIA MARKETING INC.
                                          (formerly SAM & LIBBY, Inc.
                                                         SAMUEL L. EDELMAN
                                          By:
                                          --------------------------------------

                                                     Samuel L. Edelman
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report of Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:



                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
            /s/ SAMUEL L. EDELMAN              President and Chief Executive        May 1, 1998
---------------------------------------------  Officer (Principal Executive
              Samuel L. Edelman                Officer), Treasurer and Chairman of
                                               the Board

            /s/ LOUISE B. EDELMAN              Executive Vice President --          May 1, 1998
---------------------------------------------  Corporate Development and Director
              Louise B. Edelman

            /s/ BRUCE D. OBERFEST              Director                             May 1, 1998
---------------------------------------------
              Bruce D. Oberfest

             /s/ JOEL N. SOLOMON               Director                             May 1, 1998
---------------------------------------------
               Joel N. Solomon

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

---------------
(1) Write-off of doubtful accounts against reserve

                                Exhibit Index
                                -------------
        Exhibit
          No.                Description
        -------              -----------

          3.1      Restated Articles of Incorporation.(1)
          3.2      Restated Bylaws.(1)
          4.1      Article III of Restated Articles of Incorporation (see
                   Exhibit 3.1).(1)
          4.2      Form of Common Stock Certificate.(1)
         10.1 1991 Stock Plan and forms of Incentive Stock Option agreement and Nonstatutory Stock Option Agreement.(1)
         10.2      1991 Employee Stock Purchase Plan.(1)
         10.3      Shareholders Agreement, as amended and restated.(1)
         10.4      Factoring Agreement between Registrant and Republic Factors
                   Corp.(1)
         10.5      Form of Indemnification Agreement.(1)
         10.6 S Corporation Termination, Tax Allocation and Indemnification Agreement.(1)
         10.7 Merchandise License Agreement between Sam & Libby, Inc. and AMG Apparel Ltd. dated as of May 1, 1993.(4)
         10.8 Facilities and Service Contract dated April 22, 1993 between Sam & Libby Inc. and RML Limited.(2)
         10.9 Employment Agreement dated as of May 3, 1993 between Kenneth Sitomer and Sam & Libby, Inc.(3)
         10.10 Agreement, dated as of August 12, 1993, between Lane International Trading, Inc., Sam & Libby Taiwan and Sam & Libby, Inc.(4)
         10.11 Promissory Note dated August 12, 1993 from Sam & Libby, Inc. to Sam & Libby Taiwan.(4)
         10.12 Hold Harmless and Indemnification Agreement dated September 30, 1997 by and among Samuel L. Edelman, Louise B. Edelman and Bruce D. Oberfest.
         11.1      Calculation of Earnings Per Share.
         16.1      Letter Regarding Change in Certifying Accountant
         21.1      List of Subsidiaries.
         23.1      Independent Auditors' Consent and Report on Schedules.

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