Form 10QSB
period 1998-03-28
UTOPIA MARKETING INC
filed 1998-05-12
CIK 880241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 28, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 3, 1998 to March 28, 1998


                    Commission file number 0-19616

                           UTOPIA MARKETING, INC.
(Exact name of registrant as specified in its charter)



         California                                           94-3060101
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           identification number)



                       PO Box 803, Katonah, New York, 10536
          (Address of principal executive offices, including zip code)

                                 (914) 763-0082
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1)_has filed all reports required to be filed by Section_13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90_days. Yes X No _ _

As of March 28, 1998 there were 14,216,367 shares of Common Stock outstanding

                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             UTOPIA MARKETING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)


                                     ASSETS

                                                                MARCH 28,        January 3,
                                                                   1998            1998
                                                                ----------       --------
                                                                (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                   $  2,372        $  2,389
     Due from factor                                                    0               0
     Miscellaneous receivable                                           6              39
     Merchandise inventories                                            0               0
     Prepaid expenses                                                   0               0
                                                                 --------        --------
          Total current assets                                      2,378           2,428
     Property and equipment, net                                        0               0
     Other assets                                                       0               0
                                                                 --------        --------
          Total Assets                                           $  2,378        $  2,428
                                                                 ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                            $      0        $     30
     Accrued expenses                                                  25              25
                                                                 --------        --------
          Total current liabilities                                    25              55
                                                                 --------        --------
Long-term obligations                                                   0               0
                                                                 --------        --------
Shareholders' Equity:
     Common Stock                                                      14              14
     Additional paid-in capital                                    32,947          32,947
     Accumulated deficit                                          (30,608)        (30,588)
                                                                 --------        --------
          Total shareholders' equity                                2,353           2,373
                                                                 --------        --------
Total Liabilities and Shareholders' Equity                       $  2,378        $  2,428
                                                                 ========        ========


            See notes to condensed consolidated financial statements.

                             UTOPIA MARKETING, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands except per share data, unaudited)


                                                      THREE MONTHS ENDED
                                                  --------------------------
                                                  MARCH 28,       March 29,
                                                       1998            1997
                                                       ----            ----
Net revenue                                        $      0        $    129
Cost of sales                                      $      0              58
                                                   --------        --------
Gross profit                                              0              71
Selling, general and administrative expenses             54            (966)
Sale of trademark, net                             $      0               0
                                                   --------        --------
Operating income (loss)                                 (54)           (895)
Interest income/(expense)                          $     33             109
                                                   --------        --------
Income (loss) before income
     Taxes and extraordinary item                       (21)           (786)
Income taxes                                              0               0
                                                   --------        --------
Net income (loss) before
     Extraordinary item                                 (21)           (786)
                                                   ========        ========
Extraordinary gain, net of
     Income taxes                                         0               0
                                                   --------        --------
Net income (loss)                                  $    (21)       $   (786)
                                                   ========        ========
Net income per share                               $  (0.00)       $  (0.06)
                                                   ========        ========
Weighted average shares outstanding                  13,866          13,866
                                                   ========        ========






            See notes to condensed consolidated financial statements.

                             UTOPIA MARKETING, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (In thousands except per share data, unaudited)


                                                                          Three Months Ended
                                                                      -------------------------
                                                                      March 28,       March 29,
                                                                           1998            1997
Cash Flows From Operating Activities
     Net income (loss)                                                $   (21)       $  (337)
     Adjustments to reconcile net income to net cash used by
       Operating activities:
          Depreciation and amortization                                     0              0
          Deferred compensation expense                                     0              0
          Changes in assets and liabilities:
            Due from factor, net                                            0            107
            Accounts receivable                                            33             68
            Merchandise inventories                                         0             33
            Prepaid expenses                                                0             25
            Other assets                                                    0              0
            Accounts payable and accrued expenses                         (30)           (58)
            Other current liabilities                                       0              0
                                                                      -------        -------
               Net cash used by operating activities                      (18)          (162)
                                                                      -------        -------
Cash Flows From Investing Activities:
     Purchase of property and equipment                                     0              0
                                                                      -------        -------
               Net cash used by investing activities                        0              0
                                                                      -------        -------
Cash Flows From Financing Activities:
     Repayment of long-term obligations                                     0              0
     Proceeds from issuance of common stock, net                            0              0
                                                                      -------        -------
               Net cash provided (used) by financing activities             0              0
                                                                      -------        -------

Net Increase (Decrease) in cash & cash equivalents                        (18)          (162)

Cash:
     Beginning of period                                                2,389          2,852
     End of period                                                    $ 2,371        $ 2,690
                                                                      =======        =======




            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIODS ENDED MARCH 28, 1998 AND MARCH 29, 1997

(Unaudited)

1. Summary of Accounting Policies

         The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position at March 28, 1998 and the results of operations and its cash flows for the three month periods ended March 28, 1998 and March 29, 1997. The condensed consolidated balance sheet as of January 3, 1998, presented herein, has been prepared from the audited consolidated balance sheet of the Company.

         Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended January 3, 1998. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of these condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes hereto, for the year ended January 3, 1998.

         The results of operations for the three month period ended March 28, 1998 is not necessarily indicative of the results to be expected for any other period or for the full year.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations General

         The following discussion of the Company's results of operations for the three month periods ended March 28, 1998 and March 29, 1997 includes the consolidated results of operations of Utopia Marketing, Inc. and its three wholly-owned subsidiaries, Sanders Importacao E. Exportacao Ltda. ("Sam & Libby Brazil"), Sam & Libby (HK) Limited, ("Sam & Libby Hong Kong"), and Sam & Libby Outlets, Inc. The Hong Kong subsidiary was liquidated in connection with the Company's discontinued apparel operation. In the fourth quarter of 1995, the Company terminated operations in Brazil. Sam & Libby Outlets, Inc. no longer has any operations.


         Commencing in May, 1996, when the Company commenced in-depth negotiations with Maxwell shoe Company, Inc. for the sale of Utopia's trademarks, which would result in the termination of its then present business, Utopia's management began to explore new avenues of business for Utopia. The management of Utopia looked into business combination opportunities in the apparel, industrial, manufacturing, financial services and scientific fields. Additionally, in the event that the sale of the trademarks was not successfully concluded, the Company also explored various business combination opportunities in the footwear industry. The Company evaluated internally approximately fifty
(50) possible business combinations, all of which were rejected for one or more of the following reasons: (I) management believed that Utopia's assets would not be sufficient to allow the merged entities to succeed without additional substantial dilution to Utopia's shareholders; (ii) Utopia's equity ownership interest would not be significant; (iii) the expected multiple of earnings for the merged entities would have diminished the Utopia's value: and/or (iv) the need for cash required a strategic partner or such heavy debt that the risk of failure of the merged entities appeared to be an unacceptable risk. None of these explorations resulted in formal business combination talks being completed. The Company is continuing its search for new ventures.

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

Operations

         The Company's operations for the Quarter ended March 28, 1998 consisted of searching for new business opportunities.


Selling, General, and Administrative Expenses.

         These expenses in 1998 consisted primarily of the administrative expenses connected with searching for investment opportunities.

The company will shortly be occupying temporary space in the State of Florida. Presently the Company's mailing address is P. O. Box
803, Katonah, New York 10536

Interest Revenue.

         Interest revenue for the first quarter 1998 was revenue associated with the interest earned from amounts due from the factor. The amount due from the factor at March 28, 1998 was $2,371,000 included in the balance sheet caption "Cash and cash equivalents".

Liquidity and Capital Resources.

         At March 28, 1998 the Company's basic asset is "Cash and cash equivalents". The Company has no need for additional liquid resources at this time.

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


                                                        UTOPIA MARKETING, INC.
                                                        (Registrant)



Dated: May 12, 1998                                     /s/ Samuel L. Edelman
                                                        Samuel L. Edelman
                                                        Chairman of the Board
                                                        Chief Executive Officer