Form 10QSB
period 1998-07-04
UTOPIA MARKETING INC
filed 1998-08-18
CIK 880241

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 4, 1998

                                 OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from March 28, 1998 to July 4, 1998


                   Commission file number 0-19616

                        UTOPIA MARKETING, INC.
     (Exact name of registrant as specified in its charter)


         Florida                                94-3060101
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             identification number)


    301 Clematis Street, Suite 205, West Palm Beach, FL 33401
   (Address of principal executive offices, including zip code)

                          (561) 569-5272
       (Registrant's telephone number, including area code)

               PO Box 803, Katonah, New York, 10536
                 (Registrant's previous address,
                  if changed since prior filing)

                          (914) 763-0082
             (Registrant's previous telephone number,
                  if changed since prior filing)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ _

As of July 4, 1998 there were 14,216,367 shares of Common Stock outstanding

                    PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                        UTOPIA MARKETING, INC.
                       CONDENSED BALANCE SHEET
                           (In Thousands)


                    ASSETS
                                                   JULY 4,         June 30,
                                                    1998            1997
                                                 ----------       --------
                                                 (UNAUDITED)
Current Assets:
     Cash and cash equivalents                    $  2,342        $  2,470
     Due from factor                                     0               0
     Miscellaneous receivable                            6              21
     Merchandise inventories                             0               0
     Prepaid expenses                                    0              31
                                                  --------        --------
          Total current assets                       2,348           2,521
     Property and equipment, net                         0               0
     Other assets                                        0               0
                                                  --------        --------
          Total Assets                            $  2,348        $  2,521
                                                  ========        ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                              $     35        $     10
     Accrued expenses                                    24              11
                                                   --------        --------
          Total current liabilities                      59              21
                                                   --------        --------
Long-term obligations                                     0               0
                                                   --------        --------
Shareholders' Equity:
     Common Stock                                        14              14
     Additional paid-in capital                      32,947          32,943
     Accumulated deficit                            (30,672)        (30,457)
                                                   --------        --------
          Total shareholders' equity                  2,289           2,500
                                                   --------        --------
Total Liabilities and Shareholders' Equity         $  2,348        $  2,521
                                                   ========        ========


See notes to condensed consolidated financial statements.

                                  UTOPIA MARKETING, INC.
                            CONDENSED STATEMENT OF OPERATIONS
                    (In thousands except per share data, unaudited)


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                               --------------------------      -----------------------
                                                 July 4,        June 30,        July 4,      June 30,
                                                  1998            1997           1998          1997
                                                -------        ---------      --------      ---------
Net revenue                                     $      0        $     25       $      0      $     97
Cost of sales                                   $      0              17              0            58
                                                --------        --------       --------      --------
Gross profit                                           0               8              0            39
Selling, general and administrative expenses         (96)           (349)           150          (742)
                                                 --------        --------      --------      --------
Operating income (loss)                              (96)           (341)          (150)         (703)
Interest income/(expense)                       $     32              23             65            48
                                                 --------        --------       --------      --------
Income (loss) before income
     Taxes and extraordinary item                    (64)           (318)           (85)         (655)
Income taxes                                           0               0              0             0
                                                 --------        --------       --------      --------
Net income (loss) before
     Extraordinary item                              (64)           (318)           (85)         (655)
                                                 ========        ========       ========      ========
Extraordinary gain, net of
     Income taxes                                      0               0              0             0
                                                 --------        --------       --------      --------
Net income (loss)                               $    (64)       $   (318)           (85)         (655)
                                                 ========        ========       ========      ========
Net income (loss) per share                      $  (0.00)       $  (0.03)         (0.01)        (0.05)
                                                 ========        ========       ========      ========
Weighted average shares outstanding               14,216          13,741         14,216        13,741
                                                 ========        ========       ========      ========


            See notes to condensed consolidated financial statements.

                     UTOPIA MARKETING, INC.
               CONDENSED STATEMENT OF CASH FLOWS
        (In thousands except per share data, unaudited)


                                                   Six Months Ended
                                              -------------------------
                                                July 4,       June 30,
                                                 1998           1997
                                               --------       ---------
Cash Flows From Operating Activities
     Net income (loss)                         $   (85)       $  (655)
     Adjustments to reconcile net income
      to net cash used by
       Operating activities:
          Depreciation and amortization              0              0
          Deferred compensation expense              0              0
          Changes in assets and liabilities:
            Due from factor, net                     0            107
            Accounts receivable                     34            272
            Merchandise inventories                  0             36
            Prepaid expenses                         0              0
            Other assets                             0              0
            Accounts payable and accrued
              expenses                               4           (135)
            Other current liabilities                0              0
                                               -------        -------
               Net cash used by
                operating activities               (47)          (375)
                                               -------        -------
Cash Flows From Investing Activities:
     Purchase of property and equipment              0              0
                                               -------        -------
               Net cash used by
                investing activities                 0              0
                                               -------        -------
Cash Flows From Financing Activities:
     Repayment of long-term obligations              0             (7)
     Proceeds from issuance of common
      stock, net                                     0              0
                                               -------        -------
               Net cash provided (used)by
               financing activities                  0             (7)
                                               -------        -------

Net Increase (Decrease) in cash &
 cash equivalents                                  (47)          (382)

Cash:
     Beginning of period                         2,389          2,852
     End of period                             $ 2,342        $ 2,470
                                               =======        =======


  See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
     SIX MONTH PERIODS ENDED JULY 4, 1998 AND JUNE 30, 1997
                            (Unaudited)

1. Summary of Accounting Policies

   The accompanying unaudited condensed financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position at July 4, 1998 and the results of operations and its cash flows for the six month periods ended July 4, 1998 and June 30, 1997.

    Accounting policies followed by the Company are described in
Note 1 to the audited financial statements for the year ended January 3, 1998. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of these condensed interim financial statements. The condensed interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended January 3, 1998.

    The results of operations for the six month period ended July
4, 1998 is not necessarily indicative of the results to be expected for any other period or for the full year.

2.   Subsequent Events

     On August 3, 1998 the Company changed its state of incorporation from California to Florida.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations General

     The following discussion of the Company's results of operations for the three and six month periods ended July 4, 1998 and June 30, 1997 includes the consolidated results of operations of Utopia Marketing, Inc.

      Commencing in May, 1996, when the Company commenced in-depth negotiations with Maxwell shoe Company, Inc. for the sale of Utopia's trademarks, which would result in the termination of its then present business, Utopia's management began to explore new avenues of business for Utopia. The management of Utopia looked into business combination opportunities in the apparel, industrial, manufacturing, financial services and scientific fields. Additionally, in the event that the sale of the trademarks was not successfully concluded, the Company also explored various business combination opportunities in the footwear industry. The Company evaluated internally approximately fifty possible business combinations, all of which were rejected for one or more of the following reasons: (i) management believed that Utopia's assets would not be sufficient to allow the merged entities to succeed without additional substantial dilution to Utopia's shareholders; (ii) Utopia's equity ownership interest would not be significant; (iii) the expected multiple of earnings for the merged entities would have diminished the Utopia's value: and/or (iv) the need for cash required a strategic partner or such heavy debt that the risk of failure of the merged entities appeared to be an unacceptable risk. None of these explorations resulted in formal business combination talks being completed. The Company is continuing its search for new ventures.

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

Operations

     The Company's operations for the Quarter ended March 28, 1998 consisted of searching for new business opportunities. On August
3, 1998 the Company changed its state of incorporation from

California to Florida.

Selling, General, and Administrative Expenses

     These expenses in 1998 consisted primarily of the administrative expenses connected with searching for investment opportunities.

     The company is currently occupying temporary space in the State of Florida. Presently the Company's mailing address is 301
Clematis Street, Suite 205, West Palm Beach, FL 33401.

Interest Revenue

     Interest revenue for the second quarter 1998 was revenue associated with the interest earned in the Company's money market account. This amount at July 4, 1998 was $2,336,442 and was included in the balance sheet caption "Cash and cash equivalents".

Liquidity and Capital Resources

     At July 4, 1998 the Company's basic asset is "Cash and cash equivalents". The Company has no need for additional liquid resources at this time.

     Management is seeking investment opportunities to either acquire an operating business or to start a new business. The
Company has no plans to pay a dividend at this time.

     Management expects to incur a loss in the Third quarter.

                     UTOPIA MARKETING, INC.
                  PART II.  OTHER INFORMATION

Item 1.

     There are no legal proceedings pending against the Company or its properties, or to which the Company is a party.


Item 6.

     Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit #27 Financial Data Schedule.

     (b)  Reports on Form 8-K

     None.

                           EXHIBIT INDEX


               Exhibit 27     Financial Data Schedule

                           SIGNATURES

         Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereto duly authorized.


                                   UTOPIA MARKETING, INC.
                                   (Registrant)



Dated: August 18, 1998             /s/Samuel L. Edelman
                                   Samuel L. Edelman
                                   Chairman of the Board
                                   Chief Executive Officer



Dated: August 18, 1998             /s/Vance F. Kistler
                                   Vance F. Kistler
                                   Chief Financial Officer