Form 10QSB
period 1998-09-30
UTOPIA MARKETING INC
filed 1998-11-03
CIK 880241

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

    (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 3, 1998

                                     OR

    ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from July 4, 1998 to October 3, 1998


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

                              (561) 659-5272
           (Registrant's telephone number, including area code)

                   PO Box 803, Katonah, New York, 10536
                     (Registrant's previous address,
                      if changed since prior filing)

                              (914) 763-0082
                 (Registrant's previous telephone number,
                      if changed since prior filing)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ _

    As of October 3, 1998 there were 14,216,367 shares of Common
    Stock outstanding.

                      PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            UTOPIA MARKETING, INC.
                           CONDENSED BALANCE SHEET
                               (In Thousands)

                        ASSETS
                                       October 3,     September 26,
                                          1998            1997
                                       ----------     ------------
                                       (UNAUDITED)
    Current Assets:
         Cash and cash equivalents      $  2,204       $  2,471
         Miscellaneous receivable             11             39
         Merchandise inventories               0              0
         Prepaid expenses                     46              0
           ---------      --------

              Total current assets         2,261          2,510

    Property and equipment, net                0              0
    Other assets                               0              0
                                        --------       --------
              Total Assets              $  2,261       $  2,510
                                        ========       ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
         Accounts payable               $     44       $     12
         Accrued expenses                      5             60
                                        --------       --------
              Total current liabilities       49             72
                                        --------       --------
    Long-term obligations                      0              0
                                        --------       --------
    Shareholders' Equity:
         Common Stock                         14             14
         Additional paid-in capital       32,947         32,943
         Accumulated deficit             (30,749)       (30,519)
                                        --------       --------

           Total shareholders' equity      2,212          2,438
                                        --------       --------
    Total Liabilities and Equity       $   2,261       $  2,510
                                        ========       ========


    See notes to condensed consolidated financial statements.

                            UTOPIA MARKETING, INC.
                     CONDENSED STATEMENT OF OPERATIONS
              (In thousands except per share data, unaudited)


                         THREE MONTHS ENDED     NINE MONTHS ENDED
                         ------------------     -----------------
                         Oct.3,     Sept.26,    Oct.3,   Sept.26,
                          1998        1997       1998      1997
                        -------     -------     ------   --------
    Net revenue         $     0     $    22     $    0   $    119
    Cost of sales       $     0           0          0         58
                        -------     -------     ------   --------
    Gross profit              0          22          0         61
    SG&A  expenses         (108)       (112)      (258)      (854)
                         -------    -------     -------  --------
    Opererating(loss)      (108)        (90)      (258)      (793)
    Interest income    $     31          28         96         76
                         -------    -------     -------  --------
    Income/(loss) before
      income taxes          (77)        (62)      (162)      (717)
    Income taxes              0           0          0          0
                         -------    -------     -------  --------
    Net (loss) before
      extraordinary item    (77)        (62)      (162)      (717)
                         =======    =======     =======  ========
    Extraordinary gain,
      net of income taxes     0           0          0          0
                         -------    -------     -------  --------
    Net (loss)           $  (77)    $   (62)      (162)      (717)
                         =======    =======     =======  ========
    Net(loss) per share  $(0.01)    $ (0.00)     (0.01)     (0.05)
                         =======    =======     =======  ========

    Weighted average shares outstanding
                         14,216      13,816     14,216     13,816
                         =======    =======     =======  ========


     See notes to condensed consolidated financial statements.

                         UTOPIA MARKETING, INC.
                   CONDENSED STATEMENT OF CASH FLOWS
            (In thousands except per share data, unaudited)

                                                        Nine Months Ended
                                                        -------------------
                                                        Oct.3,     Sept. 26,
                                                         1998        1997
                                                        -------    --------
    Cash Flows From Operating Activities
         Net income (loss)                              $   (162)  $  (717)
         Adjustments to reconcile net income
          to net cash used by
           Operating activities:
              Depreciation and amortization                    0         0
              Deferred compensation expense                    0         0
              Changes in assets and liabilities:
                Due from factor, net                           0       107
                Miscellaneous receivables                     29       254
                Merchandise inventories                        0        36
                Prepaid expenses                             (46)       31
                Accounts payable and accrued
                  expenses                                    (6)      (85)
                Other current liabilities                      0         0
                                                         -------   -------
                   Net cash used by
                    operating activities                    (185)     (374)
                                                         -------   -------
    Cash Flows From Investing Activities:
         Purchase of property and equipment                    0         0
                                                         -------   -------
                   Net cash used by
                    investing activities                       0         0
                                                         -------   -------
    Cash Flows From Financing Activities:
         Repayment of long-term obligations                    0        (7)
         Proceeds from issuance of common
          stock, net                                           0         0
                                                         -------   -------
                   Net cash provided (used)by
                   financing activities                        0        (7)
                                                         -------   -------

    Net Increase (Decrease) in cash &
     cash equivalents                                       (185)     (381)

    Cash:
         Beginning of period                               2,389     2,852
         End of period                                   $ 2,204   $ 2,471
                                                         =======   =======


      See notes to condensed consolidated financial statements.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
   NINE MONTH PERIODS ENDED October 3, 1998 AND September 26, 1997
                            (Unaudited)

    1.    Summary of Accounting Policies

       The accompanying unaudited condensed financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position at October 3, 1998 and the results of operations and its cash flows for the nine month periods ended October 3, 1998 and September 26, 1997.

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

        The results of operations for the nine month period ended October 3, 1998 is not necessarily indicative of the results to be expected for any other period or for the full year.

    2.    Significant Events

         On August 3, 1998 the Company changed its state of incorporation from California to Florida.

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations General

         The following discussion of the Company's results of operations for the three and nine month periods ended
    October 3, 1998 and September 26, 1997 includes the consolidated results of operations of Utopia Marketing, Inc.

          Commencing in May, 1996, when the Company commenced in-depth negotiations with Maxwell Shoe Company,Inc. for the sale of Utopia's trademarks, which would result in the termination of its then present business, Utopia's management began to explore new avenues of business for Utopia. The management of Utopia looked into business combination opportunities in the apparel, industrial, manufacturing, financial services and scientific fields. Additionally, in the event that the sale of the trademarks was not successfully concluded, the Company also explored various business combination opportunities in the footwear industry. The Company evaluated internally approximately fifty possible business combinations, all of which were rejected for one or more of the following reasons: (i) management believed that Utopia's assets would not be sufficient to allow the merged entities to succeed without additional substantial dilution to Utopia's shareholders;
    (ii) Utopia's equity ownership interest would not be significant; (iii) the expected multiple of earnings for the merged entities would have diminished the Utopia's value: and/or (iv) the need for cash required a strategic partner or such heavy debt that the risk of failure of the merged entities appeared to be an unacceptable risk. None of these explorations resulted in formal business combination talks being completed. The Company is continuing its search for new ventures.

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

    Operations

         The Company's operations for the nine months ended
    October 3, 1998 consisted of searching for new business opportunities. On August 3, 1998 the Company changed its state of incorporation from California to Florida.

    Selling, General, and Administrative Expenses

         These expenses in 1998 consisted primarily of the administrative expenses connected with searching for investment opportunities.

         The company is currently occupying temporary space in the State of Florida. Presently the Company's mailing address is 301 Clematis Street, Suite 205, West Palm Beach,
    FL 33401.

    Interest Revenue

    Interest revenue for the third quarter 1998 was revenue associated with the interest earned in the Company's money market account. This amount at October 3,1998 was $2,188,344 and was included in the balance sheet caption "Cash and Cash Equivalents".

    Liquidity and Capital Resources

         At October 3, 1998 the Company's basic asset is "Cash and cash equivalents". The Company has no need for additional liquid resources at this time.

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


    Item 6.

         Exhibits and Reports on Form 8-K

                    (a)Exhibits

         Exhibit #27 Financial Data Schedule.

                    (b)Reports on Form 8-K

         None.



                              EXHIBIT INDEX


    Exhibit 27   Financial Data Schedule



                                SIGNATURES

             Pursuant to the requirement of the Securities
    Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereto duly authorized.


                                       UTOPIA MARKETING, INC.
                                       (Registrant)



    Dated: October 22, 1998            /s/Samuel L. Edelman
                                       Samuel L. Edelman
                                       Chairman of the Board
                                       Chief Executive Officer



     Dated: October 22, 1998           /s/Vance F. Kistler
                                       Vance F. Kistler
                                       Chief Financial Officer