Form 10KSB
period 1999-01-02
UTOPIA MARKETING INC
filed 1999-04-19
CIK 880241

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended January 2, 1999

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 000-19616

                      UTOPIA MARKETING, INC.
          (Name of small business issuer in its charter)

        Florida                                  94-3060101
(State or other jurisdiction of                (IRS Employer
Incorporation or Organization)                Identification No.)

     312 Clematis Street, Suite 500, West Palm Beach, Florida, 33401
        (Address of Principal Executive Offices, Zip Code)

 Company's telephone number, including area code: (561) 835-9998

   Securities registered pursuant to section 12(b) of the Act:
                               None

   Securities registered pursuant to section 12(g) of the Act:
                   Common Stock, $0.001 Par Value

 Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes  XX   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX

       Revenues for fiscal year ended January 2, 1999: $0

   The aggregate market value of Utopia Marketing, Inc. Common
Stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of April 12, 1999: $1,045,879.

   Number of shares of Common Stock of Utopia Marketing, Inc.
issued and outstanding as of April 12, 1999: 14,216,367

               Documents Incorporated by Reference
                               None

                        Table Of Contents

PART I
                                                           Page

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . 6

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . 6

Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . . . 6

PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters  . . . . . . . . . 7

Item 6.  Management's Discussion and Analysis
         Financial Condition and Results of Operations. . . 8

         Forward-Looking Information: Certain
         Cautionary Statements . . . . . . . . . . . . . . 10

Item 7.  Financial Statements and Supplementary Data . . . 16

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure. . . . . . . . . . . . . . . . . . . . 30

PART III

Item 9.  Directors and Executive Officers of the
         Registrant. . . . . . . . . . . . . . . . . . . . 31

Item 10. Executive Compensation. . . . . . . . . . . . . . 33

Item 11. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . 35

Item 12. Certain Relationships and Related Transactions. . 36

Item 13. Exhibits, Financial Schedules and Reports
         on Form 8-K . . . . . . . . . . . . . . . . . . . 36

                              PART I

ITEM 1.  BUSINESS

Overview

     Utopia Marketing, Inc., formerly known as Sam & Libby, Inc. (the "Company"), was founded in October 1987, primarily for the purpose of developing and commercializing footwear products. In 1991, the Company completed a public offering of its common stock. On July 2, 1996, the Company entered into an agreement with Maxwell Shoe Company Inc. ("Maxwell") pursuant to which the Company sold its brand names, trademarks, trade names and certain other intellectual property rights to Maxwell, and received approximately $5.5 million. The Company has not conducted any revenue generating business since the sale to Maxwell.

     Since the sale to Maxwell, the Company's management has been primarily involved in the investigation of new business opportunities for the Company. During this time, management has investigated possible acquisitions and mergers and explored various start-up ventures. A number of developments during the fourth quarter of 1998 prompted the Company's Board of Directors to conclude in December 1998 that the Company should reenter the footwear business. The Board determined that the devaluation of the national currency in Brazil could allow the Company to obtain raw materials for its products at favorable prices. The Company also received favorable indications of interest from potential vendors of the proposed line of footwear products to be produced by the Company. In addition, management has located a manufacturer on terms that the board believes would be favorable to the Company.

Strategy

     The Company's long-term objective is to develop and commercialize a leading brand of women's fashion footwear. The key elements of it operating strategy are as follows:

     * Develop and promote a recognizable brand name for its footwear products. The Company believes that it can develop its Naked Feet[TM] brand and generate broad recognition in its target markets by participating in trade shows, fashion shows and other industry events.

     * Distribute Products through Selected National Retailers and Independent Accounts. The Company intends to sell its products through selected national retailers and through independent retailers.

     * Maintain Flexibility in Manufacturing. The Company initially intends to utilize third-party foreign manufacturers for the manufacture of its products. The
          Company believes that it can maintain a current inventory by having its products developed in small lots.

     * Conduct Product Testing. The Company intends to conduct internally or engage third-parties to conduct product testing for the Company. In addition, the Company intends to participate in trade shows and preview its product development ideas and designs with selected national accounts.

Industry Overview

     The fashionable footwear industry is highly competitive. The Company's competitors include specialty shoe companies as well as companies with diversified footwear product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Kenneth Cole, Nine West, DKNY, Sketchers, Nike and Guess, have significantly greater financial and other resources than the Company. The Company believes effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and intends to employ these elements as it develops its products.

Design and Development

     The Company is in the process of designing and developing a new line of fashion footwear. The design process for a new product typically begins about nine months before the start of the season for such product. The major influences upon the design process include the designer's impression of current worldwide lifestyle and clothing trends and shoe fashions, as well as the history of a particular shoe or fashion style in the target market. Other factors include the availability of raw materials, the capabilities of the factories that will manufacture the products and the target retail cost of the product. The design process for new products is conducted by third-party independent contractors on behalf of the Company, with senior management being actively involved in the analysis of fashion trends and the design process. The Company has assembled an in-house design team to design the initial line of products for the Company. The Company will attempt to minimize the risks relating to changing fashion trends and product acceptance by testing various styles before each selling season, evaluating trade acceptance before commencing volume manufacture, and closely monitoring retail sales trends after retail introduction.

Marketing and Promotion

     The Company is currently promoting its initial line of Naked Feet[TM] brand footwear products. The Company's strategy is to develop an image and awareness of the Company's Naked Feet[TM] product brand. The Company intends to advertise, market and promote its products through a variety of means, including trade journal advertising and product packaging. Senior management will be directly involved in shaping the Company's image and its advertising and promotional activities. The Company will initially focus its efforts on marketing its products only in the United States.

Manufacturing

     The Company does not currently manufacture any products. The Company anticipates that the manufacture of its products will be conducted by third-party foreign manufacturers. The Company will implement a quality control program to ensure that goods bearing its trademarks meet the Company's standards. Because the Company's products, when developed, will be manufactured by third-parties, the Company will inspect prototypes of each product prior to manufacture by such third-parties, inspect samples of its products and, through its employees or sourcing agents, inspect the final product prior to shipment to the Company's distributors or customers.

     A wide range of materials are expected to be used in the domestic and offshore production of the Company's products. The Company may from time to time experience significant manufacturing delays caused by the unavailability of raw materials. Moreover, the dependence on foreign manufacturers subjects the Company to the general conditions and risks of doing business internationally, including reduction in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failure to meet production deadlines, and increases in manufacturing costs. The Company can not predict whether the conditions under which it plans to conduct business abroad will remain favorable or whether any events will occur that could adversely affect the availability of independent foreign manufacturing on terms satisfactory to the Company.

Sales and Distribution

     The Company does not currently distribute any products. The Company is in discussions with an independent warehouse facility to provide the Company with warehouse, distribution, inspection and other services, which the Company will use after it has produced inventories of its initial product line. The primary distribution channel for the Company's products will be sales through national and regional retailers, as well as independent specialty stores. The Company does not currently intend to own or operate its own retail stores.

Competition

     The fashion footwear industry is highly competitive. The Company will compete with a number of domestic and foreign designers and manufacturers of footwear. Almost all of the Company's competitors have significantly greater financial resources than the Company, and many have full lines of product offerings, will compete with the Company for manufacturing sources and spend substantially more resources on product advertising than the Company will be able to spend. Although the Company and its management have experience in the footwear industry, the Company is and will be perceived by the market as a new entrant to the footwear industry. The Company's products will be marketed and sold to image conscious consumers and the failure by the Company to accurately predict and target future trends or to maintain a fashionable image could have a material adverse impact on its ability to generate product sales or develop a recognizable brand name. There can be no assurance that the Company will be able to develop and market well-received products.

Intellectual Property

     The Company does not currently own any trademarks or other proprietary rights other than its Naked Feet[TM] brand name. The Company is in the process of registering the Company's use of this name with United States Patent and Trademark office. The Company believes that trademarks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company intends to devote substantial resources to the establishment and protection of trademarks and other proprietary rights. There can be no assurance that the actions taken by the Company to establish and protect any trademarks or other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of any products the Company may develop as violative of the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights the Company may establish or that the Company will be able to successfully resolve such conflicts.

Employees & Contractors

     The Company currently has seven (7) employees. Initially, most of the Company's product development work and sales efforts will be conducted by third-party contractors. The Company believes its employee relations are good.


ITEM 2.  PROPERTIES

     The Company's executive office is located in West Palm Beach, Florida, where the Company leases approximately 2,700 square feet of office space. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs. The Company's executive offices are located 312 Clematis Street, Suite 500, West Palm Beach, Florida 33401, and its telephone number is (561) 835-9998.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings against the Company or its properties, or to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock is not listed on any stock exchange. The Company's stock is traded over-the-counter under the symbol "UTPM".

     The following table sets forth the high and low closing sales prices of the Company's Common Stock for the Company's 1998 and 1997 fiscal years ending January 2, 1999 and January 3, 1998, respectively, as reported by the National Quotation Bureau, LLC.

     Fiscal 1998                       High             Low
     First Quarter                     $0.09            $0.01
     Second Quarter                    $0.06            $0.01
     Third Quarter                     $0.16            $0.01
     Fourth Quarter                    $.1875           $0.01

     Fiscal 1997                       High             Low
     First Quarter                     $.1875           $0.02
     Second Quarter                    $0.25            $0.05
     Third Quarter                     $0.25            $0.01
     Fourth Quarter                    $0.25            $0.01

     At April 12, 1999, the Company had 1,029 shareholders of record. The Company has no shares of any class of capital stock outstanding other than its common stock. The Company has not paid any cash dividends on its common stock since its inception, other than distributions to Samuel L. Edelman, Louise B. Edelman and Stuart L. Kreisler (the "Principal Shareholders") during the period that the Company was an S Corporation and in connection with the termination of the Company's status as an S Corporation in 1991. The Company currently anticipates that any future earnings will be retained for development of its business and does not anticipate paying any dividends on its common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     Utopia Marketing, Inc., formerly known as Sam & Libby, Inc. (the "Company") was founded in October 1987, primarily for the purpose of developing and commercializing footwear products. In 1991, the Company completed a public offering of its common stock. On July 2, 1996, the Company entered into an agreement with Maxwell Shoe Company Inc. ("Maxwell") pursuant to which the Company sold its brand names, trademarks, trade names and certain other intellectual property rights to Maxwell, and received approximately $5.5 million. The Company has not conducted any revenue generating business since the sale to Maxwell.

     Since the sale to Maxwell, the Company's management has been primarily involved in the investigation of new business opportunities for the Company. During this time, management has investigated possible acquisitions and mergers and explored various start-up ventures.
A number of developments during the fourth quarter of 1998 prompted the Company's Board of Directors to conclude in December 1998 that the Company should reenter the footwear business.

Results of Operations

Years Ended January 2, 1999 and January 3, 1998

     Revenues. Due to the lack of revenue-generating activities during the year ended January 2, 1999, the Company's only revenue was interest income of $122,542. Interest income was earned as a result of the Company holding its funds in a money market account. The Company's net revenue for the year ended January 3, 1998 was $129,000, generated primarily by selling off the inventory remaining after the sale of the trademarks and other intellectual property. Income for the year ended January 3, 1998 was also generated from interest earned on amounts due from a factoring and financing agreement the Company entered in March 1994 (the "Factor"). The amount due from the Factor at January 3, 1998 was $2,389,270, and was included by the Company in cash and cash equivalents.

     Gross Profit. The Company earned no gross profit during the year ended January 2, 1999, as the Company did not conduct any operating business. Gross profit for the year ended January 3, 1998 was $71,000 generated primarily by the sale of remaining merchandise inventory under the terms of the agreement with Maxwell.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $571,570 for the year ended January 2, 1999 due to a decrease in operations as compared to $966,000 for the year ended January 3, 1998.

     The Company anticipates a substantial increase in selling, general and administrative expenses during 1999 as a result of the commencement of the design and development of a line of footwear. The Company anticipates these expenses will be incurred as personnel is increased, marketing and sales activities are begun and a variety of promotional programs are undertaken in connection with the development and sale of products. The Company also expects to incur significant research and development expenses as the Company attempts to develop and commercialize its new line of footwear products.


Liquidity and Capital Resources

     The Company's primary source of liquidity for 1998 was funds held in a money market account. Because the Company had been engaged primarily in the investigation of new business opportunities, the Company made no capital expenditures during its fiscal year ended January 2, 1999. The Company expects 1999 capital expenditures to substantially increase as a result of the Board's decision to attempt to develop and commercialize a line of footwear.

     The Company currently anticipates that it will require additional capital to fund its working capital needs until it has positive cash flows. During the start-up phase of the Company's new operations, the Company's cash requirements will be substantial and may exceed the amount of working capital available to the Company. The amount of additional capital the Company will require before it achieves positive cash flows will depend primarily on its ability to design, develop and market products that are accepted by the market and generate rapidly increasing levels of sales. The Company's failure to design, develop and market well-received products and other events, including the costs and timing of establishing trademarks and other proprietary rights; the Company's ability to manufacture products at an economically feasible cost;
the extent and terms of any collaborative manufacturing, marketing or other arrangement; and changes in economic or competitive conditions of the Company's planned business, could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt or equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this Report that are not historical facts contain forward-looking information with respect to the Company's plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results or plans to differ materially from those expected by the Company.

Early Stage of Development; Uncertainty of Future Profitability

     The Company is in a development stage. With respect to its newly planned operating business, the Company has generated no revenues from product sales and does not expect to generate significant revenue from product sales for at least the next 12 months. The Company intends to dedicate most of its financial resources to the development of a new line of footwear and general and administrative expenses. The Company expects to incur significant operating losses for at least the next 12 months, primarily due to the creation and expansion of a design and development team and the establishment of a sales and marketing organization. The Company's ability to achieve profitability will depend, among other things, on its successfully completing development of its products, establishing or sourcing manufacturing, sales and marketing capabilities, achieving market acceptance for its products and maintaining sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

Future Capital Needs; Uncertainty of Additional Funding

     The Company will require substantial additional funds in order to develop and commercialize its new line of footwear products and until the Company achieves positive cash flows. The extent to which the Company will be required to obtain additional funding from third parties will primarily depend on the time required for the Company to develop its new product line and the rate at which the Company is able to generate sales of its products once they are developed. The Company's capital requirements will depend on several additional factors, including the problems, delays, expenses and complications frequently encountered by companies in a development stage; the progress of the Company's design and development of products; the costs and timing of establishing trademarks or other proprietary rights; the success of the Company's sales and marketing programs; the extent and terms of any manufacturing, marketing or other arrangements; and changes in economic or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that development of the Company's products can be conducted at projected costs and within projected time frames and that the Company's product receives market acceptance.

     To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of the Company's ongoing or future attempts at development of a line of footwear are not favorable or if any products developed are not well-received. The Company may seek additional funding through corporate collaborations and other financing vehicles or from loans or investments by its controlling shareholders. There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms. If adequate funds are not available, the Company will not be able to complete the commercialization of any products that it may have developed. As a result, the Company may be required to discontinue its operations without obtaining any value for its products under development, thereby eliminating shareholder equity, or the Company could be forced to relinquish rights to some or all of its products under development in return for an amount substantially less than the Company expended to develop such products. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting the holdings or adversely affecting the rights of the holders of Common Stock.

Uncertainties Related to Product Development & Commercialization

     Although the Company has not yet generated revenues from the sale of its products, the Company has begun to develop its initial line of products. There can be no assurance that the Company will be able to profit from the development or manufacture of its products as planned, or that the Company will be successful in promoting such products to potential vendors. The Company does not have an established brand name under which it will market any of its products under development. The establishment of a recognizable brand name that will enable the Company to successfully commercialize its products under development generally requires the expenditure of substantial financial resources for advertising and promotional activities. The Company does not currently have sufficient resources to conduct a national advertising campaign or otherwise promote its products under development on a widescale basis. As a result, the Company will be required to promote its products and brand name through alternative and creative promotional efforts. There can be no assurance that the Company will be able to successfully promote its products or brand name.

Uncertainties Related to Market Acceptance

     If the Company develops a line of footwear, the Company's ability to successfully commercialize its products will depend in part on the acceptance of its products by vendors and retail customers. The failure of vendors to purchase the Company's products or the failure of retail customers to purchase the Company's products would have a material adverse effect on the Company. Unfavorable publicity concerning the Company or any of the Company's products under development could have an adverse effect on the Company's ability to achieve acceptance of its products by vendors and retail customers and to commercialize its products which could have a material adverse effect on the Company.

Limited Sales and Marketing Experience

     The Company is in the process of establishing a sales and marketing organization and is beginning to market it products although the Company has not yet distributed or sold any products. The Company intends to market its footwear line through its own specialty sales force. Substantial resources will be required for the Company to establish its own sales force and promote the sale of its foot products under development. There can be no assurance that the Company will be able to establish an effective sales and marketing organization or that the Company will be able to achieve market acceptance. The Company's failure to establish an effective marketing and sales force or its failure to expend the resources to adequately promote any of its products under development could have a material adverse effect on the Company.

Dependence on Key Personnel

     The success of the Company will be largely dependent, in particular, upon the services of Samuel L. Edelman, its President and Chief Executive Officer. If Mr. Edelman is unable to provide services to the Company for whatever reason, the business would be adversely affected. Because Mr. Edelman is involved in all aspects of the Company's business, there can be no assurance that a suitable replacement could be found if he was unable to perform services for the Company. As a consequence, the loss of Mr. Edelman or other key personnel could have a material adverse effect upon the Company's business, results of operations and financial condition.

     In addition, the Company's ability to market its products and to achieve profitability will depend on its ability to attract and retain highly talented design personnel. The Company will face intense competition for personnel from other companies. There can be no assurance that the Company will be successful in attracting and retaining key personnel. The loss of key personnel, or the inability to attract and retain the additional, highly-talented employees required for the development of the Company's products, could adversely affect the Company's results of operations and its business.

Competition

     Competition in the women's footwear industry is intense. The growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. The Company will compete with numerous designers, brands and manufacturers of women's footwear, many of which will have substantially greater financial, distribution, marketing and other resources than the Company. The Company will also have to compete for the limited shelf-space available for the display of its products to the consumer. The principal elements of competition in the footwear market include product style and color selection, price, value, comfort, quality (both in material and production), brand awareness, brand positioning, advertising, marketing and distribution. The Company's business will depend on its ability to stimulate and respond to changing consumer preferences while remaining competitive in quality and price.
There can be no assurance that any products developed by the Company will be able to compete successfully with the products of its competitors.

Intellectual Property

     Establishment of trademarks and other proprietary rights is important to the success of the Company and its competitive position. Accordingly, the Company intends to devote substantial resources to the establishment and protection of trademarks and other proprietary rights. There can be no assurance that the actions taken by the Company to establish and protect any trademarks or other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of any products the Company may develop as violative of the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights the Company may establish or that the Company will be able to successfully resolve such conflicts.

Fashion Industry Risks

     The success of the Company will depend in significant part upon its ability to anticipate and respond to women's product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company's products will correspond to the changes in taste and demand or that the Company will be able to successfully market products which respond to such trends. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities with others which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The fashion footwear industry in which the Company intends to operate is cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of fashion footwear tend to decline during recessionary periods and may also decline at other times. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer spending habits and have a material adverse effect on the Company's business, results of operations and financial condition.

     In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores available to carry the Company's products or increase the ownership concentration within the retail industry. There can be no assurance as to the future effect of any such changes.

Inventory Management

     If the Company is successful in developing and commercializing a line of footwear, the Company's ability to manage its inventories properly will be an important factor in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in increased interest costs as well as lower gross margins due to the necessity of providing discounts to retailers. The inability of the Company to effectively manage its inventory would have a material adverse effect on the Company's business, results of operation and financial condition.

Reliance on Foreign or Unaffiliated Manufacturers

     As is common in the footwear industry, the Company intends to contract for the manufacture of many of its products through foreign or other unaffiliated manufacturers. The Company will not own or operate any manufacturing facilities and will therefore be dependent upon independent third parties for the manufacture of all its products. Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, changes in social, political and economic conditions which could result in the disruption of trade from the countries in which potential manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Any products the Company imports will also be subject to United States customs duties which will comprise a material portion of the cost of merchandise. The United States and the countries in which the Company's products are produced or sold may, from time to time, impose new quotas, duties, tariffs, or other restrictions, or may adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. The inability of a manufacturer to ship orders of the Company's products in a timely manner or to meet the Company's quality standards could cause the Company to miss the delivery date requirements of customers, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

OTC Bulletin Board Listing

     The Company's Common Stock is traded in the non-Nasdaq over-the-counter markets through the OTC Bulletin Board. There is currently no active trading market for the Company's Common Stock. There can be no assurance that an active trading market will develop or be maintained. Trading of securities on the OTC Bulletin Board is generally limited and is effected on a less regular basis than that effected on other exchanges or quotation systems (such as the Nasdaq Stock Market), and accordingly investors who own or purchase securities of the Company will find that the liquidity or transferability of the Company's securities is limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the securities. There can be no assurance that the Company's Common Stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the Nasdaq Stock Market).

Penny Stock Regulation

     The Company's securities are subject to the Securities and Exchange Commission penny stock rules. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is subject to the penny stock rules.

Absence of Dividends

     The Company anticipates that any earnings generated in the foreseeable future will be retained to finance the continued development, growth and expansion of its business and has no current intention to pay cash dividends.

Control by Existing Shareholders

     Samuel L. Edelman and Louise B. Edelman, the founders of the Company, together own approximately 38% of the outstanding Common Stock. Accordingly, these shareholders will likely be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company.

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements required by this item can be found at the pages listed in the following index.





                                                             Page

     Report of Independent Certified Public Accountants. . . . 17

     Balance Sheet at January 2, 1999. . . . . . . . . . . . . 19

     Statements of Operations for the year ended
     January 2, 1999 and January 3, 1998 . . . . . . . . . . . 20

     Statements of Stockholder's Equity for the period
     December 28, 1996 to January 2, 1999. . . . . . . . . . . 21

     Statements of Cash Flows for the year ended
     January 2, 1999 and January 3, 1998 . . . . . . . . . . . 22

     Notes to Financial Statements . . . . . . . . . . . . . . 23

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Utopia Marketing, Inc.


We have audited the accompanying balance sheet of Utopia Marketing, Inc., as of January 2, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosed in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utopia Marketing, Inc. as of January 2, 1999, and the related statement of operations, stockholders' equity, and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                RACHLIN COHEN & HOLTZ LLP








Fort Lauderdale, Florida
March 29, 1999

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Utopia Marketing, Inc. (formerly Sam & Libby, Inc.)


We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows for the year ended January 3, 1998 of Utopia Marketing, Inc. (formerly Sam & Libby, Inc.), and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the January 3, 1998 consolidated financial statements referred to above present fairly, in all material aspects, the results of operations and cash flows for the year ended January 3, 1998 in conformity with generally accepted accounting principles of Utopia Marketing, Inc. (formerly Sam & Libby, Inc.).


                                     MICHAEL, ADEST & BLUMENKRANTZ

New York, New York
March 31, 1998

                      UTOPIA MARKETING, INC.

                          Balance Sheet

                         January 2, 1999

                          (In thousands)



                              ASSETS

Current Assets:
     Cash and cash equivalent                            $  1,942
     Prepaid expenses and other                                68
     Total current assets                                $  2,010

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses               $     40
     Due to affiliate                                          46
     Total current liabilities                                 86

Commitments, Contingencies, Subsequent Event and Other Matters

Stockholders' Equity:
     Preferred stock $.001 par value,
      5,000,000 shares authorized; none
      issued and outstanding
     Common stock, $.001 par value,
      45,000,000 shares authorized;
      14,216,367 shares issued and
      outstanding                                              14
     Additional paid-in capital                            32,947
     Accumulated Deficit                                  (31,037)
     Total stockholders' equity                             1,924
       Total Liabilities and Stockholders' Equity        $  2,010




                   See notes to financial statements

                      UTOPIA MARKETING, INC.

                     Statements of Operations

         Years Ended January 2, 1999 and January 3, 1998

               (In thousands except per share data)



                                                 1998                 1997
Revenues:                                           -                   129
                                               ------                ------

Costs and Expenses:
  Direct costs                                      -                    58
  Selling, general and administrative             571                   966
                                               ------                ------
                                                  571                 1,024
                                               ------                ------

Loss from Operations                             (571)                 (895)
                                               ------                ------

Other Income:
  Interest                                        122                   109
                                               ------                ------
Net Loss                                       $ (449)               $ (786)
                                               ------                ------

Loss Per Common Share                          $(0.03)               $(0.06)
                                               ------                ------
Weighted Average Shares Outstanding            14,216                13,866
                                               ------                ------







                   See notes to financial statements

                        UTOPIA MARKETING, INC.

                   Statements of Stockholder Equity

            Years Ended January 2, 1999 and January 3, 1998

                            (In thousands)



                                               Common Stock            Additional
                                                                       Paid-In
                                            Shares        Amount       Capital      Deficit       Total

Balance, December 28, 1996                  13,741        $   14       $ 32,943     $(29,777)     $  3,180


Year Ended January 3, 1998:

  Write-off of foreign subsidiary             -              -             -         (    25)      (    25)

  Issuance of common stock related
    to exercise of employee stock
    options                                    400           -                4         -                4

  Issuance of common stock for
    services                                    75           -             -            -             -

  Net loss                                    -              -             -         (   786)      (   786)
                                            ------        ------       --------     --------      --------

Balance, January 3, 1998                    14,216            14         32,947      (30,588)        2,373

Year Ended January 2, 1999
  Net loss                                    -              -             -         (   449)      (   449)
                                            ------        ------       --------     --------      --------

Balance, January 2, 1999                    14,216        $   14       $ 32,947     $(31,037)     $  1,924
                                            ======        ======       ========     ========      ========



                   See notes to financial statements

                          UTOPIA MARKETING, INC.

                         Statements of Cash Flows

              Years Ended January 2, 1999 and January 3, 1998



                                                            1998            1997

Cash Flows from Operating Activities:
  Net loss                                                 $(  449)         $(  786)
  Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Changes in operating assets and liabilities:
     (Increase) decrease in
       Accounts receivable                                      25              254
       Merchandise inventories                                 -                 36
       Due to/from factor                                      -                107
       Prepaid expense and other                            (   54)              31
     Increase (decrease) in:
       Accounts payable and accrued liabilities                 31           (  102)
                                                           -------          -------
        Net cash provided (used) by operating
        activities                                          (  447)          (  460)
                                                           -------          -------

Cash Flows from Financing Activities
  Repayment of long-term obligations                           -             (    7)
  Proceeds from issuance of common stock                       -                  4
                                                           -------          -------
     Net cash (used) provided by financing
     activities                                                -             (    3)
                                                           -------          -------
Net Increase in Cash and Cash Equivalents                   (  447)          (  463)


Cash and Cash Equivalents, Beginning                         2,389            2,852
                                                           -------          -------
Cash and Cash Equivalents, Ending                          $ 1,942          $ 2,389
                                                           -------          -------




                   See notes to financial statements

                      UTOPIA MARKETING, INC.

                  Notes to Financial Statements

               January 2, 1999 and January 3, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Capitalization

   In December 1998, the Company finalized plans to begin designing, developing and marketing women's footwear under the trademark NAKED/FEETTM. Up until that decision, the Company was inactive following a sale in July 1996 of all of the Company's trademarks, trade names, and intellectual property. During early 1997, the Company disposed of all merchandise inventories remaining from previous operations.

   On June 16, 1998, Utopia Marketing, Inc., a Florida corporation was incorporated as a wholly-owned subsidiary of Utopia Marketing, Inc., a California corporation. On July 30, 1998, an agreement and plan of merger was entered into by the two companies, whereby the Florida corporation was the surviving corporation. Each share of the California corporation common stock was exchanged for one share of the Florida corporation common stock, and the California corporation ceased to exist.

   The Company's Articles of Incorporation authorize the Company to issue and have outstanding at any one time 45,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors is authorized to fix the rights, preferences, and privileges of the preferred stock.

   The Company has a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year.

   The Company had three wholly-owned subsidiaries all of which were liquidated during 1997.

   All significant intercompany balances and transactions have been eliminated.

   Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents.

   From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At December 31, 1998, the Company had deposits in excess of federally insured limits of approximately $1,935,000. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
   Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

   Revenue Recognition

   Revenue from the sale of merchandise and private label commissions will be recognized upon shipment to the customer, net of returns and allowances.

   Stock-Based Compensation

   The Company accounts for stock-based, compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee". Compensatory cost of stock options, if any, is measured as the excess of the estimated market price of the Company's common stock at the date of grant, over the amount the recipient must pay to acquire the common stock.

   Statement or Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

   Advertising Costs

   Advertising costs are expense as incurred. Advertising costs incurred for the years ended January 2, 1999 and January 3, 1998 are approximately $48,000 and $0, respectively

   Income Taxes

   The Company accounts for its income taxes using SFAS No.
   109. Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   Fair Value of Financial Instruments

   The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

   Net Loss Per Common Share

   In 1997, the Company adopted Statement of Financial
   Accounting Standards (SFAS) No. 128, "Earnings Per Share", which provided for the calculation of basic and diluted earnings per share.

   Basic net loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assumes exercising options and warrants granted. Diluted net loss for fiscal years 1998 and 1997 is not presented, as the effect of the conversion is anti-dilutive.

   The weighted average number of common shares outstanding
   (in thousands) during the years were as follows:

       January 2, 1999        14,216
       January 3, 1998        13,866


   Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and
   No. 131, "Disclosures About Segments of an Enterprise and

   Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

   Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoptions of the new standard on January 1, 2000 to affect its financial statements.

   Reclassifications

   Certain reclassifications have been made to the 1997
   consolidated financial statements to conform to the 1998 presentation.

NOTE 2.   LIQUIDITY

   As discussed above, the Company is developing its first brand in over two years. Management has significant experience in the footwear industry and, in fact, up through July of 1996, the Company operated in the footwear industry. Successful operations in the future will depend on management's ability to secure trade credit, short-term financing or equity financing to allow the Company to achieve its business plan. The eventual outcome and success of management's plans in this regard cannot be ascertained with any degree of certainty.

NOTE 3.   INCOME TAXES

   The following table reconciles the income tax provision
   (benefit) at the U.S. Statutory rate to that in the financial statements:


                                                 1998            1997
                                            (in thousands)   (in thousands)
    Federal benefit computed at 34%            $(  154)         $(  267)
    State benefit, net of federal benefit       (   25)          (   47)
    Valuation allowance                            179              314
                                               -------          -------
    Income tax provision (benefit)             $   -            $   -
                                               =======          =======


   The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of January 2, 1999 and January 3, 1998 are as follows, respectively:



                                                 1998            1997
                                            (in thousands)   (in thousands)

    Benefit of net operating loss
    carryforwards                              $ 8,700          $ 8,521
    Less valuation allowance                     8,700            8,521
                                               -------          -------
    Net deferred tax asset                     $   -            $   -
                                               =======          =======

   At January 2, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $23,480,000, which is available to offset future federal taxable income, if any, through 2018.

   As of January 2, 1999, sufficient uncertainty exists regarding the realizability of the full amount of the net operating loss carryforward and accordingly, a valuation of $8,700,000 has been established.

   The valuation allowance for deferred tax assets as of January 2, 1999 and January 3, 1998 was $8,700,000 and $8,521,000, respectively. The net change in valuation allowance for the years ended January 2, 1999 and January 3, 1998 was an increase of $179,000 and a decrease of $712,000, respectively.

NOTE 4.  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

   Stock Option Plan

   In September 1991, the Board of Directors approved the 1991 Stock Option Plan (the "1991 Plan"), which allows for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees and nonstatutory stock options to both employees and outside Directors. The Board of Directors has reserved 1,500,000 shares of common stock for issuance under the 1991 Plan. Stock options intended to qualify as incentive stock options under
   Section 422 of the Internal Revenue Code are granted to employees at prices not less than the fair market value of the common stock on the date of grant. The 1991 Plan permits and the Company has granted, from time to time, non-statutory stock options as exercise prices less than the fair market value of the common stock on the date of grant. The 1991 Plan specifies that the Company's outside Directors are to receive a stock option grant of 5,000 shares on the date first elected to the Board and an additional 5,000 shares each year thereafter. Such options are granted at the fair market value of the common stock on the date of grant, vested over four years, and are exercisable only while the outside Director remains a Director.

   The 1991 Plan also permits the Company to grant rights to purchase common stock at a price which is least 50% of the fair market value of the common stock on the date of grant. The offer of a right must be accepted within six months of its grant by the execution of a restricted stock purchase agreement between the Company and the offeree and the payment of the purchase price of the shares. Activity for the 1991 Plan for years ended January 3, 1998 and January 2, 1999 was as follows:

                                                Shares        Prices
   Outstanding, December 28, 1996               594,500       $.25-$22.25
   Options exercised                           (480,000)      $.01-$.25
   Options canceled                            (194,500)      $.01-$.25

   Outstanding, January 3, 1998
   Options granted                              150,000       $.10
   Outstanding, January 2, 1999                 150,000       $.10


   Employment Agreements

   During 1998, the Company entered into an employment agreement, which expires on January 1, 2001. The agreement provides, among other things, for an annual salary of approximately $80,000, 150,000 stock options, which vest 50,000 per year beginning June 1999, expense reimbursements, a bonus up to 10% of salary based on annual sales of the Company in fiscal year 1999 and 2000, severance pay, and a covenant not to compete.

   Independent Agent Agreements

   In March 1999, the Company entered into four independent agent agreements in connection with the sale of its products. These non-exclusive agreements which are for a term of up to two years with an option to renew, provide, among other things, for a draw against commissions earned, commissions of up to 5% and options to purchase up to 300,000 shares of Company common stock for $.35 per share.

   Operating Leases

   The Company has entered into an agreement to lease its facilities from January 1, 1999 until March 31, 2002, which requires monthly payments of approximately $5,000. In addition, the Company is responsible for all taxes, insurance, maintenance and utilities relating to the facilities.

   In March 1999, the Company entered into an agreement to lease certain office equipment.

   Minimum future lease payments on these leases are as follows:

   Year Ending:
   January 1, 2000        $ 35,000
   December 30, 2000        68,000
   December 29, 2001        71,000
   January 4, 2002          17,000
                          --------
     Total                $191,000
                          ========

   Rent expense was approximately $11,000 and $14,000 for the year ended January 2, 1999 and January 3, 1998, respectively.

   Other Commitments

   In March 1999, the Company purchased a new computer software program, Footworks, at a cost of approximately
   $50,000. This software is specifically designed for the footwear distribution business.

   The Company anticipates distribution of its fall line in certain retail stores in August 1999. Customer purchase-orders from retailers, to date, total approximately $675,000. The Company has placed several purchase orders totaling approximately $1,513,000, with manufacturers in Brazil and Italy for footwear production.

   Due to Affiliate

   An affiliated company has advanced certain operating costs and expenses incurred by the Company. Subsequent to year end, the total amount owed to this affiliate, approximately
   $46,000, was paid in full.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   Effective as of March 15, 1999, the Board of Directors of Utopia Marketing, Inc. (the "Company") determined that Michael, Adest & Blumenkrantz (the "Former Accountant") would not continue to serve as the Company's independent public accounting firm. Effective as of such date, the Board of Directors also engaged Rachlin, Cohen & Holtz to audit the Company's financial statements for the fiscal year ended January 2, 1999 and to serve as the Company's independent public accounting firm for its next fiscal year.

   The Former Accountant's report on the financial statements of the Company for the fiscal year ended January 3, 1998 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's fiscal year ended January 2, 1999, and during the period January 3, 1999 through March 15, 1999, there were no disagreements between the Company and its Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to refer to the subject matter of the disagreement in connection with the report. During the Company's fiscal year ended January 2, 1999, and during the period January 3, 1999 through March 15, 1999: (i) the Former Accountant did not advise the Company of the lack of internal controls necessary to develop reliable financial statements; (ii) the Former Accountant did not advise the Company that it could no longer rely on representations of the Company's management or that it was unwilling be associated with the financial statements prepared by the Company's management; (iii) the Former Accountant did not advise the Company of the need to significantly expand the scope of its audit or of the existence of information that if further investigated could materially impact the fairness or reliability of audited reports or financial statements or cause the accountant to be unable to rely on management's representation; and
(iv) the Former Accountant did not advise the Company of information that, in the opinion of the Former Accountant, materially impacted the fairness or reliability of a previously issued audit report or underlying financial statement.

                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

   The directors and executive officers of the Company and their ages as of January 2, 1999, are as follows:


Name                       Age        Position

Samuel L. Edelman          46         Chairman of the Board,
                                      President and Chief
                                      Executive Officer


Louise B. Edelman          45         Director, Executive
                                      Vice-President of
                                      Corporate Development
                                      and Secretary

Joel Solomon               52         Director

Bruce Oberfest             52         Director

Joe Wascura                51         Chief Financial Officer


   Samuel L. Edelman, a co-founder of the Company, has since the Company's inception served as the Chairman of the Board, President and Chief Executive Officer of the Company. From April 1983 to July 1987, Mr. Edelman served as the President of the Esprit Footwear Division of Esprit De Corp., an apparel and footwear company ("Esprit"). Prior to April 1983, Mr. Edelman occupied various executive positions, including Executive Vice President of Kenneth Cole Productions, a footwear company.

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

   Joel Solomon has served as a director of the Company since
March 20, 1998. For more than five years prior to 1996 Mr. Solomon was the President, a director and principal shareholder of San Francisco Shoe Works, Inc., an importer of lady's and children's footwear and accessories to the United States for Esprit Shoes & Accessories Far East, Ltd., of which he was a managing director for more than five years.

   Bruce Oberfest has been a Certified Public Accountant and principal owner of the accounting and consulting firm of Bruce D. Oberfest & Associates for more than the past five years. Mr. Oberfest was elected as a director of the Company on October 6, 1997.

   Joe Wascura has served as the Company's Chief Financial Officer since January 1, 1999. Prior to joining the Company, Mr. Wascura served as Chief Financial Officer and a director of A. Marinelli Shoes and Accessories from 1994 through 1998. Prior to 1994, Mr. Wascura served as the Chief Financial Officer of Unisa Holding Company.

   With the exception of Sam Edelman and Libby Edelman, who are married to each other, there is no family relationship among directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

   Based solely upon a review of Forms 3, Forms 4, and Forms
5 during the year ended January 2, 1999, all directors, executive officers and greater-than-ten-percent beneficial owners have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION

   The following table summarizes the compensation during the fiscal years ended January 2, 1999; January 3, 1998 and December 28, 1996, earned by the Company's Chief Executive Officer.



Summary Compensation Table

                    Annual Compensation                                               Long Term Compensation
                                                                                    Awards               Payouts

                                                              Other                     Securities                 All
                                                              Annual      Restricted    Underlying                 Other
Name &                              Annual                    Compen-     Stock         Options/      LTIP         Compen-
Principal Position        Year      Salary($)(1)   Bonus($)   sation($)   Award(s)($)   SARs(#)       Payouts($)   sation($)

Samuel L. Edelman
President & CEO          1998              0         -           -           -              -            -            -
                         1997              0         -           -           -              -            -            -
                         1996       $198,077         -           -           -              -            -            -



(1) Mr. Edelman has not received a salary since 1996 in connection with his efforts on behalf of the Company. The Company anticipates that Mr. Edelman will receive a salary retroactive to January 3, 1999, but the amount of such salary has not yet been determined by the Board of Directors.

Compensation of Directors

   The Company is authorized to compensate each non-employee director $10,000 per year and $500 for attendance at each meeting of the Board of
Directors.   The Company reimburses all directors for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors. Each outside director of the Company is entitled to receive an option to purchase 5,000 shares of Common Stock upon election to the Board and an option to purchase 5,000 shares on each director's anniversary date.

Employment Agreements

   The Company has no employment agreements with any of its executive officers.

Stock Option Plan

   In September 1991, the Board of Directors approved the 1991 Stock
Option Plan (the "1991 Plan"), which allows for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees and nonstatutory stock options to both employees and outside Directors. The Board of Directors has reserved 1,500,000 shares of common stock for issuance under the 1991 Plan. Stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code are granted to employees at prices not less than the fair market value of the common stock on the date of grant. The 1991 Plan permits and the Company has granted, from time to time, non-statutory stock options as exercise prices less than the fair market value of the common stock on the date of grant. The 1991

Plan specifies that the Company's outside Directors are to receive a stock option grant of 5,000 shares on the date first elected to the Board and an additional 5,000 shares each year thereafter. Such options are granted at the fair market value of the common stock on the date of grant, vested over four years, and are exercisable only while the outside Director remains a Director. The 1991 Plan also permits the Company to grant rights to purchase common stock at a price which is least 50% of the fair market value of the common stock on the date of grant. The offer of a right must be accepted within six months of its grant by the execution of a restricted stock purchase agreement between the Company and the offeree and the payment of the purchase price of the shares.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of shares of the Company's common stock as of January 2, 1999 by: (i) each director of the Company; (ii) each executive officer of the Company; (iii) each person that is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's capital stock; and
(iv) all directors and executive officers of the Company as a group. Except as noted, the shareholders named below have sole voting and investment power with respect to the shares shown as beneficially owned by them, and have the same address as the Company.

                                              Number of Shares           Percent
Name and Address of Beneficial Owner          Beneficially Owned         of Class
Samuel L. Edelman (1)                            5,459,482                 38%

Louise B. Edelman (2)                            5,459,482                 38%

Joel Solomon                                       710,000                 4.9%

Bruce Oberfest                                       _                      _

Joe Wascura                                          _                      -

Lane International Trading, Inc.                 1,358,608                 9.6%
31284 San Antonio Street
Hayward, CA 94544

Braha Industries, Inc.                           1,339,260                 9.4%
1 East 33rd Street
New York, NY 10016

Stuart Kreisler                                  1,165,500                 8%

All Directors and Executive
Officers as a Group (5 persons)                  6,169,482                 43%



(1) Includes 2,538,250 shares owned by Louise B. Edelman over which Mr. Edelman shares control, and 400,160 shares owned by Mr. Edelman's relatives.

(2) Includes 2,521,072 shares owned by Samuel L. Edelman over which Ms. Edelman shares control, and 400,160 shares owned by Ms. Edelman's relatives.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)(1)  The Financial Statements filed as part of this report are listed
separately in the Index to Financial    Statements beginning on page 16 of
this report.

   (2)  The following exhibits are filed herewith:


   Exhibit
    Number                        Description


    3.1         Articles of Incorporation of the Company

    3.2         By-Laws of the Company

    4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of holders of Common Stock of the Company

    10.1        1991 Stock Option Plan.

    23.1        Consent of Rachlin Cohen & Holtz LLP

    23.2        Consent of Michael Adest & Blumenkrantz

    24          Power of Attorney (Included on Signature Page)

    27          Financial Data Schedule

(b) The Company did not file any Reports on Form 8-K during its last fiscal quarter.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


   UTOPIA MARKETING, INC.


Date: April 16, 1999                        By:/s/Samuel L. Edelman
                                            Samuel L. Edelman
                                            President and Chief Executive
                                            Officer

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel L. Edelman and Joel Solomon and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, any lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signatures               Title                                Date

/s/Samuel L. Edelman     Chairman of the Board, President
Samuel L. Edelman        and Chief Executive Officer
                         (Principal Executive and
                         Financial Officer)                   April 16, 1999




/s/Louise B. Edelman     Executive Vice-President, Corporate
Louise B. Edelman        Development and Secretary            April 16, 1999


/s/Vance Kistler         Principal Accounting Officer         April 16, 1999
Vance Kistler


/s/Joel Solomon          Director                             April 16, 1999
Joel Solomon


/s/Bruce Oberfest        Director                             April 16, 1999
Bruce Oberfest

                               EXHIBIT INDEX
   Exhibit
   Number                        Description


   3.1         Articles of Incorporation of the Company

   3.2         By-Laws of the Company.

   10.1        1991 Stock Option Plan.

   23.1        Consent of Rachlin Cohen & Holtz LLP

   23.2        Consent of Michael Adest & Blumenkrantz

   27          Financial Data Schedule