Form 10QSB
period 1999-04-03
UTOPIA MARKETING INC
filed 1999-05-17
CIK 880241

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


         (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended April 3, 1999

                                      OR

         ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to  ___________


                         Commission File No.: 0-19616


                            UTOPIA MARKETING, INC.
            (Exact Name of Registrant as Specified in its Charter)

          Florida                                        94-3060101
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                       Identification number)


     312 Clematis Street, Suite 500, West Palm Beach, Florida   33401
        (Address of Principal Executive Offices, Including Zip Code)

                             (561) 835-9998
        (Registrant=s Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed a reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
    requirements for the past 90 days.    Yes  X    No   ___

    As of May 13, 1999, there were 14,216,367shares of Common stock outstanding.

                       UTOPIA MARKETING, INC.

                             INDEX
                                                               Page

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

Condensed  Balance Sheets as of April 3, 1999
(unaudited) and March 28, 1998 (unaudited)                      2

Condensed  Statements of Operations for the three months
ended April 3, 1999 (unaudited) and March 28, 1998
(unaudited)                                                     3

Condensed  Statements of Cash Flows for the three months
ended April 3, 1999 (unaudited) and March 28, 1998
(unaudited)                                                     4

Notes to Condensed  Financial Statements                        5

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    6

PART II   OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                       9

                                  PART I

ITEM 1.     FINANCIAL STATEMENTS


                            UTOPIA MARKETING, INC.
                                  BALANCE SHEETS
                                    ASSETS


                                                              THREE MONTHS ENDED
                                                             -------------------------
                                                              April 3,       March 28,
                                                                1999           1998
                                                             ----------    -----------
                                                             (IN THOUSANDS EXCEPT PER
                                                                   SHARE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................. $    1,420    $    2,372
  Accounts receivable........................................          0             0
  Miscellaneous receivable...................................          0             6
  Merchandise inventories....................................          0             0
  Prepaid expenses...........................................         17             0
                                                               ---------     ---------
TOTAL CURRENT ASSETS.........................................      1,437         2,378

  Property and equipment, net................................         63             0
  Other assets...............................................          0             0
                                                               ---------     ---------

      TOTAL ASSETS........................................... $    1,500    $    2,378
                                                              ----------    ----------
                                                              ----------    ----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable............................................. $        39    $        0
Accrued expenses.............................................          60            25
                                                              -----------    ----------
      TOTAL CURRENT LIABILITIES..............................          99            25
                                                              -----------    ----------
LONG-TERM OBLIGATIONS........................................           0             0
                                                              -----------    ----------
SHAREHOLDERS' EQUITY:
  Common stock..............................................           14            14
  Additional paid-in capital................................       32,947        32,947
  Accumulated deficit.......................................      (31,560)      (30,608)
      TOTAL SHAREHOLDERS' EQUITY............................        1,401         2,353
                                                              -----------    ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........  $     1,500    $    2,378
                                                              ===========    ==========




  See Notes to  Financial Statements.

                          UTOPIA MARKETING, INC.
                          STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                        April 3,     March 28,
                                                          1999           1998
                                                       ----------    -----------
                                                        (IN THOUSANDS EXCEPT
                                                            PER SHARE DATA)
Net revenue.........................................   $        0    $        0
Cost of sales.......................................            0             0
                                                       -----------  ------------
  GROSS PROFIT......................................            0             0

Selling, general and administrative expenses........         (544)          (54)
Sale of trademark, net..............................            0             0
                                                      ------------  ------------
Operating (loss)....................................         (544)          (54)
Interest income/(expense)...........................           21            33
                                                      ------------  ------------
Income (loss) before income
 taxes and extraordinary item.......................         (523)          (21)

Income taxes........................................            0             0
                                                      ------------  ------------

  NET INCOME (LOSS)                                          (523)          (21)
                                                      ------------  ------------
                                                      ------------  ------------

Net (loss) .........................................   $     (523)   $      (21)
                                                      ------------  ------------
                                                      ------------  ------------

Net income per share................................   $    (0.04)   $    (0.00)
Weighted average shares outstanding.................       14,216        13,866
                                                      ------------  ------------
                                                      ------------  ------------









See Notes to  Financial Statements

                            UTOPIA MARKETING, INC.
                           STATEMENTS OF CASH FLOWS


                                                                       THREE MONTHS ENDED
                                                                    --------------------------
                                                                      APRIL 3,     MARCH 28,
                                                                        1999          1998
                                                                    -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................   $     (523)   $      (21)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization..................................            0             0
  Deferred compensation expense..................................            0             0

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable..........................................            0            33
    Merchandise inventories......................................            0             0
    Prepaid expenses.............................................           51             0
    Other assets.................................................            0             0
    Accounts payable, accrued expenses...........................           13           (30)
    Other current liabilities....................................            0             0
                                                                    -----------   -----------
Net cash provided by (used in) operating activities..............         (459)          (18)
                                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................          (63)            0
                                                                    -----------   -----------
Net cash provided by (used in) investing activities..............          (63)            0
                                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations.............................            0             0
  Proceeds from issuance of common stock, net....................            0             0
                                                                    -----------   -----------
Net cash (used in) provided by financing activities..............            0             0
                                                                    -----------   -----------
Net (decrease) in cash and cash equivalents......................         (522)          (18)
Cash and cash equivalents:
  Beginning of period............................................        1,942         2,389
  End of period..................................................   $    1,420    $    2,371
                                                                    -----------   -----------
                                                                    -----------   -----------


See Notes to  Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company=s financial position at April 3, 1999 and March 28, 1998 and the results of operations and its cash flows for the three month periods ended April 3, 1999 and March 28, 1998.

Accounting policies followed by the Company are described in
Note 1 to the audited financial statements for the year ended January 2, 1999. As permitted by the rules and regulations of the Securities & Exchange Commission, certain information and footnote disclosures included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of these condensed interim financial statements. The unaudited condensed interim financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended January 2, 1999.

The results of operations and cash flows for the three month period ended April 3, 1999 are not necessarily indicative of the results of operations or cash flows to be expected for any other period or for the full year.

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

Since the sale to Maxwell, the Company's management has been primarily involved in the investigation of new business opportunities for the Company. During this time, management has investigated possible acquisitions and mergers and explored various start-up ventures. A number of developments in the fourth quarter of 1998 prompted the Company's Board of Directors to conclude in December 1998 that the Company should reenter the footwear business. Thus, since December 1998, the Company has been engaged in the business of developing and commercializing a line of fashion footwear products under the Company's NAKEDFEET TM brand name.

Results of Operations

Three months ended April 3, 1999 and March 28, 1998

Revenues. Due to the lack of revenue-generating activities during the quarters ended April 3, 1999 and March 28, 1998, the Company's only revenues were interest income of $21,000 and $33,000 respectively. Interest income was earned as a result of the Company holding its funds in a money market account.

Gross Profit. The Company earned no gross profit during the quarters ended April 3, 1999 and March 28, 1998, because the
Company was either not conducting any operating business or its operations were still in a start-up stage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $523,000 for the quarter ended April 3, 1999 due to an increase in operations as compared to $54,000 for the quarter ended March 28, 1998.
Selling, general and administrative expenses for the quarter ended March 28, 1998 consisted primarily of administrative expenses in connection with the search for investment opportunities.

The Company anticipates a substantial increase in selling, general and administrative expenses during 1999 as a result of the Company's commencement of the design and development of a line of footwear. The Company anticipates these expenses will be incurred as personnel is increased, marketing and sales activities are begun and a variety of promotional programs are undertaken in connection with the development and marketing of the Company's products. The Company also expects to incur significant research and development expenses as the Company attempts to develop and commercialize its new line of footwear products.

Liquidity and Capital Resources

The Company's primary source of liquidity for the first quarter of 1999 was funds held in a money market account. Because the Company has been engaged primarily in the investigation of new business opportunities, the Company made no capital expenditures during its fiscal year ended January 2, 1999. The Company expects 1999 capital expenditures to increase as a result of the Board's decision to attempt to develop and commercialize a line of footwear. The Company purchased computer equipment and software during the first quarter of 1999, totaling $63,241.

During the start-up phase of the Company's new operations, the Company's cash requirements will be substantial. The Company currently anticipates that it will require additional capital to fund its working capital needs until it has positive cash flows. Until the Company raises this additional capital, it may not be able to expand its product lines or market its products as quickly or effectively as its competitors. The amount of additional capital the Company will require before it achieves positive cash flows will depend primarily on its ability to design, develop and market products that are accepted by the market and generate rapidly increasing levels of sales. The Company's failure to design, develop and market well-received products and other events, including the costs and timing of establishing trademarks and other proprietary rights; the Company's ability to manufacture products at an economically feasible cost; the extent and terms of any collaborative manufacturing, marketing or other arrangement; and changes in economic or competitive conditions of the Company's planned business, could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt or equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.


FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this Form 10-QSB, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to the design and development of the Company's line of footwear, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, the Company's ability to successfully develop a line of footwear; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market a line of footwear; the Company's ability to recruit qualified personnel; the effect of conditions in the footwear market and the economy in general; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-QSB, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-KSB for the year ended January 2, 1999, filed with the Securities and Exchange Commission on April 19, 1999, under the caption "Forward-Looking Information: Certain Cautionary Statements".

                       PART II. - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits

           3.1   Articles of Incorporation of the Company.*

           3.2   Bylaws of the Company.*

           4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of holders of Common
                 Stock of the Company.

           27.   Financial Data Schedule

     a. The Company filed the following reports on Form 8-K during the quarter ended April 3, 1999:

           2. A report on Form 8-K filed February 1, 1999 relating to Item 5 - Other Events.

           2. A report on Form 8-K filed March 18, 1999 relating to Item 4 - Changes in Registrant's Certifying
                 Accountant.

-------------------
*    Filed with the Company's Annual Report on Form 10-KSB (File
     No. 000-19616), filed with the Securities and Exchange
     Commission on April 19, 1999, and incorporated herein by reference.

                          SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                    UTOPIA MARKETING, INC.
                                    (Registrant)


Dated:    May 17, 1999              BY:/s/Samuel L. Edelman
                                       Samuel L. Edelman,
                                       Chairman of the Board
                                       Chief Executive Officer



Dated:   May 17, 1999               BY:/s/Vance F. Kistler
                                       Vance F. Kistler, Controller