Form 10QSB
period 1999-07-03
UTOPIA MARKETING INC
filed 1999-08-11
CIK 880241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-QSB


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended July 3, 1999

                                       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________


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

                                (561) 835-9998
            (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.    Yes  X    No   ___

  As of July 23, 1999, there were 14,266,367 shares of Common stock outstanding.

                          UTOPIA MARKETING, INC.

                                   INDEX
                                                                  Page
  PART I   FINANCIAL INFORMATION

  Item 1   Financial Statements

  Condensed  Balance Sheets as of July 3, 1999
  (unaudited) and July 4, 1998 (unaudited)                          2

  Condensed  Statements of Operations for the six months
  ended July 3, 1999 (unaudited) and July 4, 1998 (unaudited)       3

  Condensed  Statements of Cash Flows for the six months
  ended July 3, 1999 (unaudited) and July 4, 1998 (unaudited)       4

  Notes to Condensed  Financial Statements                          5

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      6

  PART II   OTHER INFORMATION

  Item 6   Exhibits and Reports on Form 8-K                         10

                                     PART I

ITEM 1.     FINANCIAL STATEMENTS


                             UTOPIA MARKETING, INC.
                                BALANCE SHEETS

                                     ASSETS


                                                                       July 3,      January 2,
                                                                        1999           1999
                                                                     ----------    -----------
                                                                     (IN THOUSANDS EXCEPT PER
                                                                             SHARE DATA)
                                CURRENT ASSETS:
  Cash and cash equivalents.......................................   $      577    $    1,942
  Accounts receivable.............................................          209             0
  Miscellaneous receivable........................................            0             0
  Merchandise inventories.........................................          315             0
  Prepaid expenses................................................            0            68
                                                                    ------------   -----------
TOTAL CURRENT ASSETS..............................................        1,101         2,010

  Property and equipment, net.....................................           60             0
  Other assets....................................................            1             0
                                                                    ------------   -----------

      TOTAL ASSETS................................................   $    1,162    $    2,010
                                                                    ------------   -----------
                                                                    ------------   -----------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

                              CURRENT LIABILITIES:
  Accounts payable................................................  $       300    $       40
  Accrued expenses................................................          146            46
                                                                    ------------   -----------
    TOTAL CURRENT LIABILITIES.....................................          446            86
                                                                    ------------  -----------
LONG-TERM OBLIGATIONS.............................................            0             0
                                                                    ------------  -----------
                             SHAREHOLDERS' EQUITY:
  Common stock....................................................           14            14
  Additional paid-in capital......................................       32,947        32,947
  Accumulated deficit.............................................      (32,245)      (31,037)
                                                                    ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY....................................          716         1,924
                                                                    ------------  ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $     1,162    $    2,010
                                                                    ============  ============



            See Notes to Financial Statements.

                                  UTOPIA MARKETING, INC.
                                 STATEMENTS OF OPERATIONS



                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       --------------------------      --------------------------
                                                         July 3,        July 4,          July 3,        July 4,
                                                          1999           1998             1999           1998
                                                       ----------    -----------       ----------     -----------
                                                         (IN THOUSANDS EXCEPT            (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)                 PER SHARE DATA)

Net revenue.........................................   $      233    $        0        $      233    $        0
Cost of sales.......................................          135             0               138             0
                                                       -----------   -----------       -----------  ------------
  GROSS PROFIT......................................           98             0                95             0

Selling, general and administrative expenses........          798            96             1,337           150
                                                       -----------   -----------       -----------  ------------
Operating Income (loss).............................         (700)          (96)           (1,242)         (150)
Interest income/(expense)...........................           14            32                34            65
                                                       -----------   -----------       -----------  ------------
Income (loss) before income
 taxes and extraordinary item.......................         (686)          (64)           (1,208)          (85)
Income taxes........................................            0             0                 0             0
                                                       -----------   -----------       -----------  ------------
  NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          $     (686)          (64)           (1,208)          (85)
                                                       -----------   -----------       -----------  ------------
                                                       -----------   -----------       -----------  ------------

Extraordinary gain, net of Income Taxes                $        0    $        0        $        0             0
                                                       -----------   -----------       -----------  ------------
  NET INCOME (LOSS)                                    $     (686)          (64)       $   (1,208)          (85)
                                                       -----------   -----------       -----------  ------------
                                                       -----------   -----------       -----------  ------------

  NET INCOME (LOSS) PER SHARE                          $    (0.05)   $    (0.01)       $    (0.08)        (0.01)
                                                       -----------   -----------       -----------  ------------
                                                       -----------   -----------       -----------  ------------

Weighted average shares outstanding.................       14,216        14,216            14,216        14,216
                                                       -----------   -----------       -----------   -----------
                                                       -----------   -----------       -----------   -----------


                            See Notes to Financial Statements




                                    UTOPIA MARKETING, INC.
                                   STATEMENTS OF CASH FLOWS



                                                                                SIX MONTHS ENDED
                                                                         --------------------------
                                                                             JULY 3,       JULY 4,
                                                                             1999          1998
                                                                         ------------  ------------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................................   $   (1,208)   $      (85)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization..................................            3             0
       Deferred compensation expense..................................            0             0

CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable..........................................         (209)           34
         Merchandise inventories......................................         (315)            0
         Prepaid expenses.............................................           68             0
         Other assets.................................................           (1)            0
         Accounts payable, accrued expenses...........................          360             4
         Other current liabilities....................................            0             0
                                                                        ------------  ------------
     Net cash provided by (used in) operating activities..............       (1,302)          (47)
                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment............................          (63)            0
                                                                        ------------  ------------
     Net cash provided by (used in) investing activities..............          (63)            0
                                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term obligations.............................            0             0
       Proceeds from issuance of common stock, net....................            0             0
                                                                        ------------  ------------
     Net cash (used in) provided by financing activities..............            0             0
                                                                        ------------  ------------
     Net (decrease) in cash and cash equivalents......................       (1,365)          (47)
     Cash and cash equivalents:
       Beginning of period............................................        1,942         2,389
       End of period..................................................   $      577    $    2,342
                                                                         -----------   -----------
                                                                         -----------   -----------


              See Notes to Financial Statements

                    UTOPIA MARKETING, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      SIX MONTH PERIODS ENDED JULY 3, 1999 AND JULY 4, 1998
                         (UNAUDITED)


            NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

   The accompanying unaudited condensed financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position at July 3, 1999 and July 4, 1998 and the results of operations and its cash flows for the six month periods ended July 3, 1999 and July 4, 1998.

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

   The results of operations and cash flows for the six month period ended July 3, 1999 are not necessarily indicative of the results of operations or cash flows to be expected for any other period or for the full year.

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

   After the sale to Maxwell, the Company's management had been primarily involved in the investigation of new business opportunities for the Company. During this time, management investigated possible acquisitions and mergers and explored various start-up ventures. Since December 1998, the Company has been developing and commercializing a line of fashion footwear products under the Company's NAKEDFEET [TM] brand name.

Results of Operations

Six months ended July 3, 1999 and July 4, 1998


   Revenues. The Company generated net revenues of $233,000 through the sale of its new product line under the brand name NAKEDFEET[TM] during the second quarter ended July 3, 1999. Interest income for the six month periods ended July 3, 1999 and July 4, 1998 were $34,000 and $65,000, respectively. Interest income was earned as a result of the Company holding its funds in a money market account.

   Gross Profit. Gross profit of $95,000 for the six months ended July 3, 1999 includes $24,000 of first-cost commissions. First-cost commissions are generated when the Company acts as an agent for its customers. No gross profit was generated during the six months ended July 4, 1998, because the Company was not selling any products.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,337,000 for the six months ended July 3, 1999 as compared to $150,000 for the six months ended July 4, 1998. Selling, general and administrative expenses for the six months ended July 3, 1999 consisted primarily of $332,000 in personnel costs; $300,000 for sales representatives; $128,000 for travel and entertainment; $110,000 in product development; $94,000 for trade shows; and $73,000 in professional fees related to the commencement of operations. Selling, general and administrative expenses for the six months ended July 4, 1998 consisted primarily of administrative expenses in connection with the search for investment opportunities.

     The Company has incurred a substantial increase in selling, general and administrative expenses during 1999 as a result of the Company's commencement of the design and development of a line of footwear. These expenses were incurred as personnel increased, marketing and sales activities were begun and a variety of promotional programs were undertaken in connection with the development and marketing of the Company's products. The Company also incurs significant research and development expenses as it develops and commercializes its new line of footwear products.

Liquidity and Capital Resources

     The Company's primary source of liquidity for the first two quarters of 1999 was funds held in a money market account. The Company increased capital expenditures as a result of the Board's decision to develop and commercialize a line of footwear. The Company purchased computer equipment and software during the first two quarters of 1999, totaling $63,241.

     During the start-up phase of the Company's new operations, the Company's cash requirements will be substantial. The Company currently anticipates that it will require significant additional capital to fund its working capital needs until it has positive cash flows. Until the Company raises this additional capital, it may not be able to expand its product lines or market its products as quickly or effectively as will be required in order for it to be competitive. The amount of additional capital the Company will require will depend primarily on its ability to design, develop and market products that are accepted by the market and generate rapidly increasing levels of sales.

    The Company's failure to design, develop and market well-received products and other events, including the costs and timing of establishing trademarks and other proprietary rights; the Company's ability to manufacture products at an economically feasible cost; the extent and terms of any collaborative manufacturing, marketing or other arrangement; and changes in economic or competitive conditions of the Company's planned business, would cause the Company to require greater amounts of additional capital prior to achieving positive cash flows.

    The Company may seek to raise such additional capital through loans or the issuance of debt or equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

    If additional capital is not available, the Company will not be able to complete the commercialization of any products it may have developed. As a result, the Company may be required to discontinue its operations without obtaining any value for its products under development, thereby eliminating shareholder equity or the Company could be forced to relinquish rights to some or all of its products under development in return for an amount substantially less than the Company expended to develop such products.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

    Certain statements contained in this Form 10-QSB, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to the design, development and commercialization of the Company's products and the expansion of marketing, promotional and research and development programs, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, the Company's ability to successfully develop and commercialize a line of footwear; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to raise significant amounts of additional capital; the Company's ability to devote the resources required to adequately market a line of footwear; the Company's ability to recruit qualified personnel; the Company's ability to manufacture products at an economically feasible cost; the Company's ability to expand its product lines; the Company's ability to establish trademarks and other proprietary rights; the effect of conditions in the footwear market and the economy in general; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this

Form 10-QSB, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-KSB for the year ended January 2, 1999, filed with the Securities and Exchange Commission on
April 19, 1999, under the caption "Forward-Looking Information: Certain Cautionary Statements".

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

                 27. Financial Data Schedule

             b. The Company did not file any reports on Form 8-K during the quarter ended July 3, 1999:

-------------------
     * Filed with the Company's Annual Report on Form 10-KSB , filed with the Securities and Exchange Commission on April 19,
     1999, and incorporated herein by reference.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UTOPIA MARKETING, INC.
                                         (Registrant)


Dated:   August 11, 1999                  BY:/s/Samuel L. Edelman
                                            Samuel L. Edelman,
                                            Chairman of the Board
                                            Chief Executive Officer



Dated:   August 11, 1999                  BY:/s/Vance F. Kistler
                                            Vance F. Kistler, Controller