Form 10QSB
period 1999-10-02
UTOPIA MARKETING INC
filed 1999-11-16
CIK 880241

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended October 2, 1999

                                     OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to ____________


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

As of November 12, 1999, there were 15,216,367 shares of Common stock outstanding.

                         UTOPIA MARKETING, INC.

                                 INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed  Balance Sheets as of October 2, 1999
(unaudited) and October 3, 1998 (unaudited)	     			   2

Condensed  Statements of Operations for the nine months
ended October 2, 1999 (unaudited) and October 3, 1998
(unaudited)                                                                3

Condensed  Statements of Cash Flows for the nine months
ended October 2, 1999 (unaudited) and October 3, 1998
(unaudited)                                                                4

Notes to Condensed  Financial Statements                                   5

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        6

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders               9

Item 6 - Exhibits and Reports on Form 8-K                                  11

                                  PART I

ITEM 1.     FINANCIAL STATEMENTS


                           UTOPIA MARKETING, INC.
                              BALANCE SHEETS


                       ASSETS

                                                      October 2,      January 2,
                                                         1999           1999
                                                      ----------    -----------
                                                      (IN THOUSANDS EXCEPT PER
                                                             SHARE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.........................   $        124   $     1,942
  Accounts receivable...............................            548             0
  Miscellaneous receivable..........................              0             0
  Merchandise inventories...........................            187             0
  Prepaid expenses..................................              0            68
                                                       ------------   -----------
TOTAL CURRENT ASSETS................................            859         2,010

  Property and equipment, net.......................             57             0
  Other assets......................................              0             0
                                                       ------------   -----------

      TOTAL ASSETS..................................   $        916   $     2,010
                                                       ============   ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..................................   $        373   $        40
  Accrued expenses..................................            222            46
                                                       ------------   -----------
      TOTAL CURRENT LIABILITIES.....................            595            86
                                                       ------------   -----------
LONG-TERM OBLIGATIONS...............................              0             0
                                                       ------------   -----------
SHAREHOLDERS' EQUITY:
  Common stock......................................             14            14
  Additional paid-in capital........................         32,947        32,947
  Accumulated deficit...............................        (32,640)      (31,037)
                                                       ------------  ------------
      TOTAL SHAREHOLDERS' EQUITY....................            321         1,924
                                                       ------------  ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....   $        916  $      2,010
                                                       ============  ============


See Notes to Financial Statements.

                            UTOPIA MARKETING, INC.
                           STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       --------------------------      --------------------------
                                                        October 2,    October 3,       October 2,     October 3,
                                                          1999          1998              1999          1998
                                                       ----------    -----------       ----------   ------------
                                                         (IN THOUSANDS EXCEPT            (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)                 PER SHARE DATA)
Net revenue.........................................   $     1,123   $         0       $     1,357  $          0
Cost of sales.......................................           762             0               900             0
                                                       -----------   -----------       -----------  ------------
  GROSS PROFIT......................................           361             0               457             0

Selling, general and administrative expenses........           756           108             2,099           258
                                                       -----------   -----------       -----------  ------------
Operating Income (loss).............................          (395)         (108)           (1,642)         (258)
Interest income/(expense)...........................             5            31                39            96
                                                       -----------   -----------       -----------  ------------
Income (loss) before income
 taxes and extraordinary item.......................          (390)          (77)           (1,603)         (162)
Income taxes........................................             0             0                 0             0
                                                       -----------   -----------       -----------  ------------
  NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          $      (390)          (77)           (1,603)         (162)
                                                       ===========   ===========       ===========  ============

Extraordinary gain, net of Income Taxes                $         0    $        0        $        0             0
                                                       -----------   -----------       -----------  ------------
  NET INCOME (LOSS)                                    $      (390)          (77)       $   (1,603)         (162)
                                                       ===========   ===========       ===========  ============

  NET INCOME (LOSS) PER SHARE                          $     (0.03)   $    (0.01)       $    (0.11)        (0.01)
                                                       ===========   ===========       ===========  ============

Weighted average shares outstanding.................       14,229        14,216            14,229        14,216
                                                       ===========   ===========       ===========  ============



See Notes to Financial Statements

                            UTOPIA MARKETING, INC.
                           STATEMENTS OF CASH FLOWS


                                                                 NINE MONTHS ENDED
                                                            ---------------------------
                                                             OCTOBER 2,    OCTOBER 3,
                                                                1999          1998
                                                            ------------  ------------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss).......................................  $    (1,603)  $      (162)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Depreciation and amortization...........................            6             0
  Deferred compensation expense...........................            0             0

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable.....................................         (548)           29
  Merchandise inventories.................................         (187)            0
  Prepaid expenses........................................           68           (46)
  Other assets............................................            0             0
  Accounts payable, accrued expenses......................          509            (6)
  Other current liabilities...............................            0             0
                                                            -----------   -----------
Net Cash provided by (used in) operating activities.......       (1,755)         (185)
                                                            -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................          (63)            0
                                                            -----------   -----------
Net Cash provided by (used in) investing activities.......          (63)            0
                                                            -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations......................            0             0
  Proceeds from issuance of common stock, net.............            0             0
                                                            -----------   -----------
Net Cash (used in) provided by financing activities.......            0             0
                                                            -----------   -----------
Net (decrease) in cash and cash equivalents...............       (1,818)         (185)
Cash and cash equivalents:
  Beginning of period.....................................        1,942         2,389
  End of period...........................................   $      124    $    2,204
                                                             ==========    ==========


See Notes to Financial Statements

                          UTOPIA MARKETING, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                (UNAUDITED)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position at October 2, 1999 and October 3, 1998 and the results of operations and its cash flows for the nine month periods ended October 2, 1999 and October 3, 1998.

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

The results of operations and cash flows for the nine month period ended October 2, 1999 are not necessarily indicative of the results of operations or cash flows to be expected for any other period or for the full year.


NOTE 2 - SUBSEQUENT EVENTS

On October 6, 1999, the Company completed the purchase of certain assets, including certain trademarks of Ipanema Shoe Corporation, a New York corporation. The terms of this transaction were reported in a Form 8-K filed with the Securities and Exchange Commission on October 20, 1999.

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

     After the sale to Maxwell, the Company's management had been primarily involved in the investigation of new business opportunities for the Company. During this time, management investigated possible acquisitions and mergers and explored various start-up ventures. Since December 1998, the Company has been developing and commercializing a line of fashion footwear products under the Company's NAKEDFEET ?? brand name.

     On October 6, 1999, the Company acquired the rights from Ipanema Shoe Corporation ("Ipanema") to market and commercialize footwear under the brand name IPANEMA TM. In exchange for these rights, the Company issued 1,000,000 shares of its common stock to Ipanema and a convertible note for $500,000 plus interest due October 5, 2002. Interest accrues under the note at prime rate plus 1%. Additionally, in connection with the Ipanema asset purchase, the Company entered into a Collection Services Agreement with Ipanema, pursuant to which the Company will assist in collecting Ipanema's outstanding accounts receivable of approximately $2,000,000 in exchange for Ipanema's payment to the Company of 30% of the gross collections of such accounts receivable. As of November 5, 1999 the Company had received $325,000 under the Collection Services Agreement.

Results of Operations

Nine  months ended October 2, 1999 and October 3, 1998

     Revenues. The Company generated net revenues of $1,357,000 through the sale of its new product line under the brand name NAKEDFEET[TM] during the three quarters ended October 2, 1999. Interest income for the nine month periods ended October 2, 1999 and October 3, 1998 were $39,000 and $96,000, respectively. Interest income was earned as a result of the Company holding its funds in a money market account.

     Gross Profit. Gross profit of $457,000 for the nine months ended October 2, 1999 includes $24,000 of first-cost commissions. First-cost commissions are generated when the Company acts as an agent for its customers. No gross profit was generated during the nine months ended October 3, 1998, because the Company was not selling any products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,099,000 for the nine months ended October 2, 1999 as compared to $258,000 for
the nine months ended October 3, 1998.   Selling, general and
administrative expenses for the nine months ended October 2, 1999 consisted primarily of $426,000 in personnel costs; $443,000 for sales representatives; $195,000 for travel and entertainment; $197,000 in product development; $161,000 for trade shows; and $122,000 in professional fees. Selling, general and administrative expenses for the nine months ended October 2, 1998 consisted primarily of administrative expenses in connection with the search for investment opportunities.

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

Liquidity and Capital Resources

The Company's primary source of liquidity for the first three quarters of 1999 was funds held in a money market account. The Company has increased its capital expenditures as a result of the Board of Directors' decision to develop and commercialize a line of footwear. The Company purchased computer equipment and software totaling $63,000 during the first three quarters of 1999.

Beginning in the fourth quarter of 1999, the Company anticipates that it will incur substantial increased costs as a result of its acquisition of the Ipanema TM brand name and business. The Company believes that these costs will be at least partially offset by the commissions paid to the Company under the Collection Services Agreement. The Company has an arrangement with

Capital Factors, Inc., whereby it can borrow an amount equal to 85% of the Company's accounts receivable and 50% of its inventory. The Company will accrue interest on all amounts borrowed from Capital Factors, Inc. at an annual rate of prime plus 1%. As of October 2, 1999, the Company had not borrowed any funds under the factoring arrangement.

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

     The Company may seek to raise such additional capital through loans, factoring and other financial arrangements, or the issuance of debt or equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

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

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Form 10-QSB, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to the design, development and commercialization of the Company's products and the expansion of marketing, promotional and research and development programs, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, the Company's ability to successfully develop and commercialize a line of footwear; the Company's future cash flows, sales, gross margins and operating costs; the substantial increase cost associated with the acquisition of the Ipanema TM brand name; the commissions to be paid to the Company under the Collection Services Agreement with Ipanema; the Company's ability to raise significant amounts of additional capital; the Company's ability to devote the resources required to adequately market a line of footwear; the Company's ability to recruit qualified personnel; the Company's ability to manufacture products at an economically feasible cost; the Company's ability to expand its product lines; the Company's ability to establish trademarks and other proprietary rights; the effect of conditions in the footwear market and the economy in general; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-QSB, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-KSB for the year ended January 2, 1999, filed with the Securities and Exchange Commission on April 19, 1999, under the caption "Forward-Looking
Information: Certain Cautionary Statements".


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 28, 1999, the Company held its 1999 Annual
Meeting of Shareholders in West Palm Beach, Florida. Only holders of record of the Company's common stock on August 20, 1999 (the "Record Date") were entitled to vote at the Annual Meeting. As of the Record Date, there were 14,216,367 shares of common stock outstanding. The following matters were submitted for a vote by the shareholders:

Proposal 1:    To elect six directors of the Company to serve until
               the 2000 Annual Meeting of Shareholders and until their successors have been elected and qualified.


Set forth below is information regarding the election of the directors:


Name                      For              Against           Withheld
----                      ---              -------           --------

Louise Edelman         13,754,934             0              32,240
Samuel Edelman         13,754,996             0              32,178
Stuart Kreisler        13,757,086             0              30,088
Bruce Oberfest         13,756,113             0              31,061
Joel Solomon           13,757,113             0              30,061
Robert Wildrick        13,756,375             0              30,799



Proposal 2:    To approve the Utopia Marketing, Inc. 1999 Long-Term
               Incentive Plan (the "Plan").

Set forth below is information regarding the approval of the Plan:


Broker Non-
   Votes                  For              Against           Abstain
-----------               ---              -------           --------

2,277,893              10,088,963         1,406,573           13,745



Proposal 3:    To ratify the appointment of Rachlin, Cohen & Holz
               LLP as the Company's independent certified public accountants for the year ending December 31, 1999.

Set forth below is information regarding the ratification of the appointment of Rachlin, Cohen & Holz LLP:


                          For              Against           Abstain
                          ---              -------           --------

                       13,754,591          24,860             7,723


                       PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K


 a.	Exhibits

        3.1     Articles of Incorporation of the Company.*

        3.2     Bylaws of the Company.*

        4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of holders of Common
                Stock of the Company.

        10.1    Asset Purchase Agreement, dated as of October 5,
                1999, by and among Utopia Marketing, Inc.,
                Ipanema Shoe Corporation and Sumitomo Corporation of America.**

        10.2    Subordinated Convertible Promissory Note, dated
                October 5, 1999, issued by Utopia Marketing, Inc.
                to Ipanema Shoe Corporation.**

        10.3    Collection Services Agreement, dated as of
                October 5, 1999, between Utopia Marketing, Inc.,
                Ipanema Shoe Corporation and Sumitomo Corporation of America.**

        27.     Financial Data Schedule

* Filed with the Company's Annual Report on Form 10-KSB , filed with the Securities and Exchange Commission on April 19, 1999, and incorporated herein by reference.

** Filed in a Form 8-K which was filed with the Securities and Exchange Commission on October 20, 1999, and incorporated herein by reference.


       b.      Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended October 2, 1999.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UTOPIA MARKETING, INC.
                                          (Registrant)


Dated:   November 16, 1999                BY:/s/Samuel L. Edelman
                                             Samuel L. Edelman, Chairman
                                             of the Board Chief Executive
                                             Officer



Dated:   November 16, 1999                BY:/s/Vance F. Kistler
                                             Vance F. Kistler, Controller

                                 EXHIBIT INDEX


Exhibit          Description
-------          -----------

27               Financial Data Schedule.