Form 10KSB
period 2000-01-01
UTOPIA MARKETING INC
filed 2000-04-17
CIK 880241

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the fiscal year ended January 1, 2000
                 -----------------------------------------

                                     Or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

   Commission file number 000-19616


                          UTOPIA MARKETING, INC.
                          ----------------------
             (Name of small business issuer in its charter)

          Florida                                     94-3060101
          -------                                     ----------
(State or other jurisdiction               (IRS Employer Identification No.)
of Incorporation or Organization)

       312 Clematis Street, Suite 500, West Palm Beach, Florida, 33401
       ----------------------------------------------------------------
             (Address of Principal Executive Offices, Zip Code)

Company's telephone number, including area code: (561) 835-9998
                                                 --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __x_

Revenues for fiscal year ended January 1, 2000: $2,070,000

The aggregate market value of Utopia Marketing, Inc. Common Stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of April 11, 2000: $1,564,277.

Number of shares of Common Stock of Utopia Marketing, Inc. issued and outstanding as of April 11, 2000: 15,216,367
                                  ----------

Documents Incorporated by Reference

             None

                         Table Of Contents

                                                                        Page
                                                                        ----
PART I

Item 1.  Business.......................................................  2
Item 2.  Properties.....................................................  6
Item 3.  Legal proceedings..............................................  6
Item 4.  Submission of matters to a vote of security holders............  6

PART II

Item 5.  Market for the registrant's common equity and
         related stockholder matters....................................  7
Item 6.  Management's discussion and analysis of financial
         condition and results of operations............................  8
         Forward-looking information: certain cautionary statements..... 10
Item 7.  Financial statements........................................... 17
Item 8.  Changes in and disagreements with accountants on
         accounting and financial disclosure............................ 33

PART III

Item 9.  Directors and executive officers............................... 34
Item 10. Executive compensation......................................... 36
Item 11. Security ownership of certain beneficial owners
           and management............................................... 39
Item 12. Certain relationships and related transactions................. 40
Item 13. Exhibits, financial statement schedules, and
           reports on form 8-k.......................................... 41
Signatures.............................................................  43

                             PART I

ITEM 1.  BUSINESS

     Utopia Marketing, Inc., formerly known as Sam & Libby, Inc., was incorporated in Florida in October 1987, primarily for the purpose of developing and commercializing footwear products. In 1991, we completed a public offering of our common stock. On July 2, 1996, we entered into an agreement with Maxwell Shoe Company Inc. ("Maxwell") pursuant to which we sold our brand names, trademarks, trade names and certain other intellectual property rights to Maxwell, and received approximately $5.5 million. The sale of our trade names and intellectual property to Maxwell effectively terminated our then current operating business. Since the sale of our trade names and intellectual property to Maxwell, our management had been primarily involved in the investigation of new business opportunities. During this time, management had investigated possible acquisitions and mergers and explored various start up ventures. From July 1996 until December 1998, we did not engage in any revenue generating business activities.

     A number of developments during the fourth quarter of 1998 prompted our Board of Directors to conclude that we should reenter the footwear business. In January 1999, we commenced the design and commercialization of a new line of fashion footwear under the Naked Feet[TM] brand.

     On October 6, 1999, we completed the purchase of certain
assets, including certain trademarks, of Ipanema Shoe
Corporation pursuant to the terms of an Asset Purchase Agreement
dated as of October 5, 1999.   Under the Asset Purchase
Agreement, we acquired rights to the Ipanema brand name.

Industry Overview

    The fashionable footwear industry is highly competitive.
Our competitors include specialty shoe companies as well as companies with diversified footwear product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. Most of these competitors, including Kenneth Cole, Nine West, DKNY, Sketchers, Nike and Guess, have significantly greater financial and other resources than us. We believe effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and we intend to employ these elements as we develop our products.

Acquisition of Assets of Ipanema

    On October 6, 1999, we completed the purchase of certain assets, including certain trademarks, of Ipanema pursuant to the terms of an Asset Purchase Agreement dated as of October 5,

1999.   As the purchase price for the assets, we issued
1,000,000 shares of our common stock and we issued a subordinated convertible promissory note in the principal amount of $500,000 due on October 5, 2002. In connection with the acquisition, we entered into a Collection Services Agreement with Ipanema and its parent company, Sumitomo Corporation of America, pursuant to which we are providing services for the collection of certain accounts receivables owned by Ipanema. As compensation for the collection services provided by us under the Collection Services Agreement, we receive 30% of all accounts receivables collected under the Collection Services Agreement.

Strategy

Our long-term objective is to develop and commercialize leading brands of women's fashion footwear. The key elements of our operating strategy are as follows:

    * Develop and promote recognizable brand names for our footwear products. We believe that we can continue to develop our Naked Feet[TM] and Ipanema[R] brands and generate broad recognition in our target markets by participating in trade shows, fashion shows and other industry events.

    *   Distribute Products through Selected National
        Retailers and Independent Accounts. We sell our products through selected national retailers and through independent retailers. Our Naked Feet[TM] brand is sold primarily through high-end or exclusive retailers and our Ipanema[R] brand is sold primarily through higher volume retailers.

    * Maintain Flexibility in Manufacturing. We utilize third-party foreign manufacturers for the manufacture of our products. We believe that we can maintain a current inventory by having our products developed in small lots.

    * Continually Update our Product Designs. We design all of our products internally. Our management is actively involved in the product design process and is continually identifying leading fashion trends to incorporate into our product designs. We engage third-parties to conduct product testing for us and we participate in trade shows and preview our product development ideas and designs with selected national accounts.

Design and Development

     We are constantly engaged in the process of updating the designs of our lines of fashion footwear. The design process for a new product typically begins about nine months before the start of the season for the product. The major influences upon the design process include the designer's impression of current worldwide lifestyle and clothing trends and shoe fashions, as well as the history of a particular shoe or fashion style in the target market. Other factors include the availability of raw materials, the capabilities of the factories that will manufacture the products and the target retail cost of the product.

     We currently design all of our products internally. Our senior management is actively involved in the analysis of fashion trends and the design process. We attempt to minimize the risks relating to changing fashion trends and product acceptance by testing various styles before each selling season, evaluating trade acceptance before commencing volume manufacture, and closely monitoring retail sales trends after retail introduction. From time to time we preview our new product designs at trade shows and similar events, and we permit some of our national retail accounts the opportunity to view product designs prior to ordering our products.

Marketing and Promotion

     We are currently promoting our Naked Feet[TM] and Ipanema[R] brands of footwear products. Our strategy is to develop an image and awareness of our product brands. We advertise, market and promote our products through a variety of means, including trade journal advertising, product packaging and cooperative advertising. Senior management is directly involved in shaping our image and our advertising and promotional activities. We currently are focusing our efforts on marketing our products only in the United States.

     Our products are sold through independent sales representatives who generally spend all of their business efforts selling our products to national and independent retailers. Currently, two sales representatives sell our Naked Feet[TM] brand of footwear products and two sales representatives sell our Ipanema[R] brand of footwear products. Our Naked Feet[TM] brand is generally promoted to and sold by higher-end retailers and our Ipanema[R] brand is generally promoted to and sold by higher volume retailers whose customers are more price sensitive.

Manufacturing

     We do not currently manufacture any products. All of our products are manufactured by third-party foreign manufacturers. We have implemented a quality control program to ensure that goods bearing our trademarks meet our standards. Because our products are manufactured by third-parties, we inspect prototypes of each product prior to manufacture by such third-parties, through our employees or sourcing agents, we inspect the manufacturing facilities, and product samples are inspected prior to shipment from our distributors to our customers.

     A wide range of materials are used in the production of our products. We may from time to time experience significant manufacturing delays caused by the unavailability of raw materials. Moreover, the dependence on foreign manufacturers subjects us to the general conditions and risks of doing business internationally, including reduction in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failure to meet production deadlines, and increases in manufacturing costs. We can not predict whether the conditions under which we plan to conduct business abroad will remain favorable or whether any events will occur that could adversely affect the availability of independent foreign manufacturing on terms satisfactory to us.

Sales and Distribution

     We have contracted with an independent warehouse facility to provide us with importation, warehouse, distribution, inspection and other services. The primary distribution channel for our products is sales through national and regional retailers, as well as independent specialty stores. We do not currently intend to own or operate our own retail stores.

Competition

     The fashion footwear industry is highly competitive. We compete with a number of domestic and foreign designers and manufacturers of footwear. Almost all of our competitors have significantly greater financial resources than us, and many have full lines of product offerings, compete with us for manufacturing sources and spend substantially more resources on product advertising than we are able to spend. Although Utopia and its management have experience in the footwear industry, we are, and are perceived by the market as, a new entrant to the footwear industry. Our products are marketed and sold to image conscious consumers and our failure to accurately predict and target future trends or to maintain a fashionable image could have a material adverse impact on our ability to generate product sales or develop a recognizable brand name. There can be no assurance that we will be able to develop and market well-received products.

Intellectual Property

     Our significant trademarks are our Naked Feet[TM] brand name and the Ipanema[R] brand that we recently acquired. We are in the process of registering our ownership and right to use of the Naked Feet[TM] name with the United States Patent and Trademark office and the trademark registration for the Ipanema[R] name has been assigned to us. We believe that trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we intend to devote substantial resources to the establishment and protection of trademarks and other proprietary rights. There can be no assurance that the actions taken by us to establish and protect any trademarks or other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from prohibiting sales of any products we may develop in violation of the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights that we may establish or acquire, or that we will be able to successfully resolve such conflicts.

Employees & Contractors

     As of March 21, 2000, we had 10 full-time employees. Most of our sales efforts are conducted by third-party contractors. We have engaged four independent contractors to undertake sales efforts on our behalf. We believe our employee relations are good.

ITEM 2.  PROPERTIES

     Our executive office is located in West Palm Beach, Florida, where we lease approximately 2,700 square feet of office space. We believe that our facilities are adequate for our current needs and that additional facilities can be leased to meet future needs. Our executive offices are located 312 Clematis Street, Suite 500, West Palm Beach, Florida 33401, and our telephone number is (561) 835-9998.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings against us or our properties, or to which we are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                          PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Our common stock is not listed on any stock exchange. Our stock is traded over-the-counter under the symbol "UTPM".

     The following table sets forth the high and low closing sales prices of our common stock for our 1999 and 1998 fiscal years ending January 1, 2000 and January 2, 1999, respectively, as reported by the National Quotation Bureau, LLC.


        Fiscal 1999              High             Low
        ------------------------------------------------
        First Quarter           $0.375            $0.10
        Second Quarter          $0.468            $0.125
        Third Quarter           $0.65             $0.375
        Fourth Quarter          $0.562            $0.343


        Fiscal 1998              High             Low
        ------------------------------------------------
        First Quarter           $0.09             $0.01
        Second Quarter          $0.06             $0.01
        Third Quarter           $0.16             $0.01
        Fourth Quarter          $0.1875           $0.01



     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     At April 11, 2000, we had 1,029 shareholders of record. We have no shares of any class of capital stock outstanding other than our common stock. We have not paid any cash dividends on our common stock since our inception, other than distributions to Samuel L. Edelman, Louise B. Edelman and Stuart L. Kreisler (the "Principal Shareholders") during the period that we were an S Corporation and in connection with the termination of our status as an S Corporation in 1991. We currently anticipate that any future earnings will be retained for development of our business and do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     Utopia Marketing, Inc., formerly known as Sam & Libby, Inc. was founded in October 1987, primarily for the purpose of developing and commercializing footwear products. In 1991, we completed a public offering of our common stock. On July 2, 1996, we entered into an agreement with Maxwell pursuant to which the we sold our brand names, trademarks, trade names and certain other intellectual property rights to Maxwell, and received approximately $5.5 million. The sale of our trade names and intellectual property to Maxwell effectively terminated our then current operating business.

     Since the sale of our trade names and intellectual property to Maxwell, our management had been primarily involved in the investigation of new business opportunities. During this time, management had investigated possible acquisitions and mergers and explored various start-up ventures. A number of developments prompted our Board of Directors to conclude in December 1998 that we should reenter the footwear business. Since then we have been developing and marketing women's fashion footwear under the brand names "Naked Feet" and, more recently, "Ipanema."

Results of Operations

Years Ended January 1, 2000 and January 2, 1999

     Revenues. We generated net revenues of $2,070,000 during the second half of fiscal 1999. These revenues were generated solely from the sales of women's footwear under the brand name Naked Feet. We also had $807,000 of revenue in connection with a Collection Services Agreement with Sumitomo Corporation of America and Ipanema Shoe Corporation. This revenue will not continue to be earned in the next fiscal year. Additionally, interest income of $43,000 was generated from our excess cash in a money market account, which was transferred to our factor (the "Factor") as part of a factoring arrangement entered into in March, 1999. The amount due from the Factor at January 1, 2000 was $185,000, included in cash and cash equivalents. Due to the lack of revenue-generating activities during the year ended January 2, 1999, our only revenue was interest income of $122,000. This interest income was earned as a result of our holding funds in a money market account.

     Gross Profit. We generated gross profit of $633,000 or 30.5% of net sales during the year ended January 1, 2000. We did not generate any gross profit during the year ended January
2, 1999, as we did not conduct any operating business.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $3,146,000 for the year ended January 1, 2000 from $571,000 for the year ended January 2, 1999, an increase of $2,575,000 primarily as a result of our developing and marketing the new "Naked Feet" brand name. The increase was attributable to sales commissions of $635,000, sample costs of $162,000, officers' salaries of $250,000, increases in personnel costs by $428,000, travel and entertainment costs of $318,000, increases in rent by $57,000, marketing and advertising costs of $100,000, postage and shipping of $102,000, increases in technology costs by $83,000, increases in telephone costs by $70,000 and depreciation and amortization of $22,000.

Liquidity and Capital Resources

     We relied on funds held in a money market account for operating working capital in 1999. We invested approximately $109,000 in computers and software during the fiscal year ended January 1, 2000. In April 1999, we entered into a factoring agreement to finance growth in accounts receivable and inventory. We invest our cash balances with this factor. The factor purchases our accounts receivables and allows us to borrow up to 85% of the uncollected accounts receivables. As of January 1, 2000, we had no balance due outstanding to the factor. As of April 13, 2000, we had borrowed $1,561,000 from the factor against approximately $2,365,000 of factored accounts receivables.

     On October 5, 1999, we entered into a Collection Services Agreement with Ipanema Shoe Corporation and its parent company, Sumitomo Corporation of America, pursuant to which we were providing services for the collection of certain accounts receivables owned by Ipanema in exchange for 30% of the receivables collected. In fiscal 1999 we received $807,000 in revenue under the Collection Services Agreement. We will not continue to earn revenues under this Agreement in the next fiscal year.

     We currently anticipate that we will require additional capital to fund our working capital needs until we have positive cash flows. During 1999, we depleted the money market investment previously relied on for working capital. During this start-up phase of our new operations, our cash requirements will be substantial and may exceed the amount of working capital available to us. Our ability to fund our operating requirements and maintain an adequate level of working capital until we achieve positive cash flows will depend primarily on our ability to design, develop and market products that are accepted by the market and generate rapidly increasing levels of sales. Our failure to design, develop and market well-received products and other events, including the costs and timing of establishing trademarks and other proprietary rights; our ability to manufacture products at an economically feasible cost; the extent and terms of any collaborative manufacturing, marketing or other arrangement; and changes in economic or competitive conditions of our planned business, could cause us to require additional capital prior to achieving positive cash flows. In the event that we must raise additional capital to fund our working capital needs, we may seek to raise such capital through loans or the issuance of debt or equity securities. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that any additional capital will be available to us on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this Report that are not historical facts contain forward-looking information with respect to our plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause our actual results or plans to differ materially from those expected by us.

Our operating business is in an early stage of development and we may not become profitable.

     With respect to our newly established business, we have not yet generated significant revenues from product sales to offset our expenses. We are dedicating most of our financial resources to the development of new footwear products and general and administrative expenses. We expect to incur significant operating losses for at least the next 12 months. Our ability to achieve profitability will depend, among other things, on our successfully completing development of our products, establishing or sourcing manufacturing, sales and marketing capabilities, achieving market acceptance for our products and maintaining sufficient funds to finance our activities. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

We will require substantial additional funds in order to develop and commercialize our lines of footwear products and until we achieve positive cash flows.

     The extent to which we will be required to obtain additional funding from third parties will primarily depend on the time required for us to develop our product lines and the rate at which we are able to generate sales of our products once they are developed. Our capital requirements will depend on several additional factors, including the problems, delays, expenses and complications frequently encountered by companies in a development stage; the progress of our design and development of products; the costs and timing of establishing trademarks or other proprietary rights; the success of our sales and marketing programs; the extent and terms of any manufacturing, marketing or other arrangements; and changes in economic or competitive conditions of our planned business. Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that development of our products can be conducted at projected costs and within projected time frames and that our products receive market acceptance.

To satisfy our capital requirements, we may seek to raise funds in the public or private capital markets.

    Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, or if any products developed are not well-received. We may seek additional funding through corporate collaborations and other financing vehicles or from loans or investments by our controlling shareholders.
There can be no assurance that any such funding will be available to us, or if available, that it will be available on acceptable terms. If adequate funds are not available, we will not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, thereby eliminating shareholder equity, or we could be forced to relinquish rights to some or all of our products under development in return for an amount substantially less than we expended to develop such products.
If we are successful in obtaining additional financing, the terms of the financing may have the effect of diluting the holdings or adversely affecting the rights of the holders of common stock.

We may not be able to develop a recognizable brand or otherwise promote our products adequately.

     There can be no assurance that we will be able to profit from the development or manufacture of our products as planned, or that we will be successful in promoting such products to potential vendors. We do not have an established brand name under which we will market any of our products under development. The establishment of a recognizable brand name that will enable us to successfully commercialize our products under development generally requires the expenditure of substantial financial resources for advertising and promotional activities. We do not currently have sufficient resources to conduct a national advertising campaign or otherwise promote our products under development on a widescale basis. As a result, we will be required to promote our products and brand name through alternative and creative promotional efforts. There can be no assurance that we will be able to successfully promote our products or brand names.

Our products may not be accepted by vendors or retail purchasers.

     Our ability to successfully commercialize our products will depend in part on the acceptance of our products by vendors and retail customers. The failure of vendors to purchase our products or the failure of retail customers to purchase our products would have a material adverse effect on our business, results of operations and financial condition. Unfavorable publicity concerning us or any of our products could have an adverse effect on our ability to achieve acceptance of our products by vendors and retail customers and to commercialize our products, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to manage our growth effectively.

     Our growth, including growth as a result of our acquisition and development of the Ipanema brand, has placed and will continue to place a significant strain on our managerial, operational and financial resources. Failure to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition. In order to manage our growth effectively, we need to:

     * improve our financial and management controls, reporting systems and procedures;

     * expand, train and manage our work force for production and post-production, marketing and sales, and product development; and

     * manage multiple relationships with various customers, suppliers, manufacturers and other third parties.

We have limited sales and marketing experience.

     We intend to market our footwear lines through a specialty sales force consisting primarily of independent contractors. Substantial resources will be required for us to promote the sale of our footwear products. There can be no assurance that we will be able to establish an effective sales and marketing organization or that we will be able to achieve market acceptance. Our failure to establish an effective marketing and sales force or our failure to expend the resources to adequately promote any of our products under development could have a material adverse effect on us.

We depend on key personnel and we may not be able to attract and retain qualified employees.

     Our success will be largely dependent, in particular, upon the services of Samuel L. Edelman, our President and Chief Executive Officer. If Mr. Edelman is unable to provide services to us for whatever reason, our business would be adversely affected. Because Mr. Edelman is involved in all aspects of our business, there can be no assurance that a suitable replacement could be found if he was unable to perform services for us. As a consequence, the loss of Mr. Edelman or other key personnel could have a material adverse effect upon our business, results of operations and financial condition.

     In addition, our ability to market our products and to achieve profitability will depend on our ability to attract and retain highly talented design personnel and other employees. We face intense competition for personnel from other companies. There can be no assurance that we will be successful in attracting and retaining key personnel. The loss of key personnel, or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products, could adversely affect our results of operations and our business.

We face intense competition.

     Competition in the women's footwear industry is intense. The growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. We will compete with numerous designers, brands and manufacturers of women's footwear, including Kenneth Cole, Nine West, DKNY, Sketchers, Nike and Guess, many of which will have substantially greater financial, distribution, marketing and other resources than us. We will also have to compete for the limited shelf-space available for the display of our products to the consumer. The principal elements of competition in the footwear market include product style and color selection, price, value, comfort, quality (both in material and production), brand awareness, brand positioning, advertising, marketing and distribution. Our business will depend on our ability to stimulate and respond to changing consumer preferences while remaining competitive in quality and price. There can be no assurance that any products developed by us will be able to compete successfully with the products of our competitors.

We may not be able to protect our proprietary rights and may infringe on the proprietary rights of others.

    Establishment of trademarks and other proprietary rights is important to our success and our competitive position. Accordingly, we intend to devote substantial resources to the establishment and protection of trademarks and other proprietary rights. There can be no assurance that the actions taken by us to establish and protect any trademarks or other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from prohibiting sales of any products we may develop in violation of the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights we may establish or acquire or that we will be able to successfully resolve such conflicts.

We may not be able to anticipate or respond to changing fashion trends.

     Our success will depend in significant part upon our ability to anticipate and respond to women's product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully market products which respond to such trends. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities with others, which could have a material adverse effect on our business, results of operations and financial condition.

Our business will be adversely affected by a recessionary economy.

     The fashion footwear industry in which we operate is cyclical, with purchases tending to decline during recessionary periods when disposable income is low. Purchases of fashion footwear tend to decline during recessionary periods and may also decline at other times. A recession in the national or regional economies or uncertainties regarding future economic prospects, among other things, could affect consumer spending habits and have a material adverse effect on our business, results of operations and financial condition.

Consolidation in our industry could make it more difficult for us to sell our products.

     In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores available to carry our products or increase the ownership concentration within the retail industry. There can be no assurance that the future effect of any such changes will not affect our business, results of operations and financial condition.

We may not be able to effectively manage our inventory.

     Our ability to manage our inventories properly is an important factor in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in increased interest costs as well as lower gross margins due to the necessity of providing discounts to retailers. Our inability to effectively manage our inventory would have a material adverse effect on our business, results of operation and financial condition.

Our reliance on foreign manufacturers for the manufacture of our products may put us at risk for interruptions or slow downs in our business.

     As is common in the footwear industry, we contract for the manufacture of many of our products through foreign or other unaffiliated manufacturers. We will not own or operate any manufacturing facilities and will therefore be dependent upon independent third parties for the manufacture of all our products. Risks inherent in foreign operations include work stoppages, transportation delays and interruptions, changes in social, political and economic conditions which could result in the disruption of trade from the countries in which potential manufacturers or suppliers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restrictions on the transfer of funds, any of which could have a material adverse effect on our business, results of operations and financial condition. Any products we import will also be subject to United States customs duties which will comprise a material portion of the cost of merchandise. The United States and the countries in which our products are produced may, from time to time, impose new quotas, duties, tariffs, or other restrictions, or may adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on our business, results of operations and financial condition. The inability of a manufacturer to ship our orders of products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of customers, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our business, results of operations and financial condition.

There is currently no active trading market for our common stock.

Our common stock is traded in the non-Nasdaq over-the-counter markets through the OTC Bulletin Board. There is currently no active trading market for our common stock. There can be no assurance that an active trading market will develop or be maintained. Trading of securities on the OTC Bulletin Board is generally limited and is effected on a less regular basis than that effected on other exchanges or quotation systems (such as the Nasdaq Stock Market), and accordingly investors who own or purchase securities will find that the liquidity or transferability of our securities is limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value, of our securities. There can be no assurance that our common stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the Nasdaq Stock Market). In addition, our securities may be subject to the Securities and Exchange Commission penny stock rules. These rules may have the effect of reducing the level of trading activity, if any, in the secondary market for our common stock.

Our founding shareholders control 43.9% of our common stock and their interests may be different from and conflict with yours.

     Samuel L. Edelman and Louise B. Edelman, the founders of Utopia, together beneficially own approximately 36.3% of our outstanding Common Stock and control an additional 7.6% of our outstanding Common Stock. Accordingly, these shareholders will likely be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in our management or voting control of Utopia.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements required by this item can be found at the pages listed in the following index.

                             UTOPIA MARKETING, INC.


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



                                                                     PAGE
                                                                     ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   19


FINANCIAL STATEMENTS

   Balance Sheet                                                      20

   Statements of Operations                                           21

   Statements of Stockholders' Equity                                 22

   Statements of Cash Flows                                           23

   Notes to Financial Statements                                   24 - 32

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
    --------------------------------------------------

Board of Directors and Stockholders
Utopia Marketing, Inc.


We have audited the accompanying balance sheet of Utopia Marketing, Inc. as of January 1, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended January 1, 2000 and January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utopia Marketing, Inc. as of January 1, 2000, and the results of its operations and its cash flows for the years ended January 1, 2000 and January 2, 1999, in conformity with generally accepted accounting principles.


                  RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
February 11, 2000

                         UTOPIA MARKETING, INC.

                             BALANCE SHEET

                            JANUARY 1, 2000

                             (In thousands)


                 ASSETS
                 ------
Current Assets:
  Cash and cash equivalents                                      $      185
  Due from factor, net of allowance                                     550
  Merchandise inventories                                             1,418
  Other                                                                  54
                                                                 ----------
      Total current assets                                            2,207

Property and Equipment                                                   98

Intangible Assets                                                       648
                                                                 ----------
      Total assets                                               $    2,953
                                                                 ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
  Accounts payable                                                $   1,716
  Accrued expenses, primarily accrued
    officers' salaries                                                  317
                                                                 ----------
      Total current liabilities                                       2,033
                                                                 ----------
Note Payable                                                            468
                                                                 ----------

Commitments, Contingencies and Other Matters                              0

Stockholders' Equity:
  Preferred stock $.001 par value;
    5,000,000 shares authorized;
    none issued and outstanding                                           0
  Common stock, $.001 par value;
    45,000,000 shares authorized;
    15,216,367 shares issued and outstanding                             15
  Additional paid-in capital                                         33,147
  Deficit                                                           (32,710)
                                                                 ----------
      Total stockholders' equity                                        452
                                                                 ----------
      Total liabilities and stockholders' equity                 $    2,953
                                                                 ==========




                  See notes to financial statements.

                       UTOPIA MARKETING, INC.

                      STATEMENTS OF OPERATIONS

     YEARS ENDED JANUARY 1, 2000 (1999) AND JANUARY 2, 1999 (1998)

                 (In thousands except per share data)


                                                       1999           1998
                                                       ----           ----
Net Sales                                            $  2,070        $      0

Cost of Sales                                           1,437               0
                                                     --------        --------
Gross Profit                                              633               0

Selling, General and Administrative Expenses            3,146             571
                                                     --------        --------
Operating Loss                                         (2,513)           (571)
                                                     --------        --------

Other Income (Expense):
  Collection fees                                         807               0
  Interest expense                                        (10)
  Interest income                                          43             122
                                                     --------        --------
                                                          840             122
                                                     --------        --------
Net Loss                                             $ (1,673)       $   (449)
                                                     ========        ========
Loss Per Common Share                                $  (0.12)       $  (0.03)
                                                     ========        ========
Weighted Average Shares Outstanding                    14,457          14,216
                                                     ========        ========






                  See notes to financial statements.

                            UTOPIA MARKETING, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY

                              (In thousands)



                                         Common Stock      Additional
                                         ------------      Paid-In
                                        Shares   Amount    Capital        Deficit         Total
                                        ------   ------    ---------    ----------      --------
Balance, January 3, 1998                14,216   $   14    $  32,947    $  (30,588)     $  2,373

Year Ended January 2, 1999:
  Net loss                                   0        0            0          (449)         (449)
                                        ------   ------    ---------    ----------      --------
Balance, January 2, 1999                14,216       14       32,947       (31,037)        1,924

Year Ended January 1, 2000:
  Issuance of common stock related to
    acquisition of assets                1,000        1          200                         201
  Net loss                                   0        0            0        (1,673)     (  1,673)
                                        ------   ------    ---------    ----------      --------
Balance, January 1, 2000                15,216   $   15    $  33,147    $  (32,710)    $     452
                                        ======   ======    =========    ==========     =========





                  See notes to financial statements.

                      UTOPIA MARKETING, INC.

                      STATEMENTS OF CASH FLOWS

   YEARS ENDED JANUARY 1, 2000 (1999) AND JANUARY 2, 1999 (1998)

                          (In thousands)


                                                                1999           1998
                                                                ----           ----
Cash Flows from Operating Activities:
   Net loss                                                  $  (1,673)      $   (449)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                32              0
       Changes in operating assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                      0             25
            Due from factor                                       (550)             0
            Merchandise inventories                             (1,418)             0
            Other                                                   14            (54)
         Increase in:
            Accounts payable and accrued liabilities             1,947             31
                                                             ---------       --------
              Net cash used by operating activities             (1,648)          (447)
                                                             ---------       --------

Cash Flows from Investing Activities:
  Purchases of property and equipment                             (109)             0
                                                             ---------       --------

Net Decrease in Cash and Cash Equivalents                       (1,757)          (447)

Cash and Cash Equivalents, Beginning                             1,942          2,389
                                                             ---------       --------

Cash and Cash Equivalents, Ending                            $     185       $  1,942
                                                             =========       ========
Supplemental Disclosures:
  Cash paid for interest                                     $       3
                                                             =========
Non Cash Investing and Financing Activities:
  Acquisition of intangibles through issuance of
    debt and common stock                                    $     659
                                                             =========





                  See notes to financial statements.

                         UTOPIA MARKETING, INC.

                      NOTES TO FINANCIAL STATEMENTS

                    JANUARY 1, 2000 AND JANUARY 2, 1999


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Capitalization

          On June 16, 1998, Utopia Marketing, Inc., a Florida corporation, was incorporated as a wholly-owned subsidiary of Utopia Marketing, Inc., a California corporation. On July 30, 1998, an agreement and plan of merger was entered into by the two companies, whereby the Florida corporation was the surviving corporation. Each share of the California corporation common stock was exchanged for one share of the Florida corporation common stock, and the California corporation ceased to exist.

          The Company's Articles of Incorporation authorize the Company to issue and have outstanding at any one time 45,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. The Board of Directors is authorized to fix the rights, preferences, and privileges of the preferred stock.

     Business

          In December 1998, the Company finalized plans to begin designing, developing and marketing women's footwear under the trademark "NAKED/FEET"[TM]. Until that decision, the Company was inactive following a sale in July 1996 of all of the Company's trademarks, trade names, and intellectual property.

     Fiscal Year

          The Company has a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year.

     Cash and Cash Equivalents

          The Company considers all highly liquid debt and equity instruments with original maturities of three months or less to be cash equivalents.

     Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and the due from factor.

     Cash and Cash Equivalents

          From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At January 1, 2000, the Company did not have deposits in excess of federally insured limits. The Company maintains its cash with a high quality financial institution which the Company believes limits these risks.

                       UTOPIA MARKETING, INC.

                    NOTES TO FINANCIAL STATEMENTS
                            (Continued)



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentrations of Credit Risk (Continued)

          Due from Factor

               The Company maintains cash balances with the factor which purchases accounts receivable. These cash balances earn interest at 2% below Wall Street Journal prime rate (6.5% at January 1, 2000), but are not insured in any way.

               The factor purchases substantially all eligible accounts receivable, primarily without recourse (see Note 3).
               The Company can draw funds as required. This amount due from factor is not insured in any way. The Company believes that the credit risk is limited by the financial strength of the factor.

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Estimates which are particularly susceptible to change in the near term are adjustments for markdowns, returns, cooperative advertising and allowances for doubtful accounts with regard to amounts due from factor in connection with receivables factored.

     Inventories

          Inventories, which consist primarily of finished goods, are stated at the lower of cost or market, with cost determined on an average cost method.

     Property and Equipment

          Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized currently. Repairs and maintenance are charged to expense as incurred.

     Revenue Recognition

          Revenue from the sale of merchandise and private label commissions is recognized upon shipment to the customer, net of returns and allowances.

                       UTOPIA MARKETING, INC.

                    NOTES TO FINANCIAL STATEMENTS
                            (Continued)


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation

          The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the estimated market price of the Company's common stock at the date of grant, over the amount the recipient must pay to acquire the common stock.

          Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

     Advertising Costs

          Advertising costs are expensed as incurred. Advertising costs incurred in 1999 and 1998 are approximately
          $24,000 and $48,000, respectively.

     Income Taxes

          The Company accounts for its income taxes using SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.
          Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

     Net Loss Per Common Share

          The Company adopted Statement of Financial Accounting
          Standards (SFAS) No. 128, Earnings Per Share, which provides for the calculation of basic and diluted earnings per share.

                       UTOPIA MARKETING, INC.

                    NOTES TO FINANCIAL STATEMENTS
                            (Continued)


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Loss Per Common Share (Continued)

          Basic net loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assumes exercising outstanding options and warrants granted. Diluted net loss for fiscal years 1999 and 1998 is not presented, as the effect of the conversion is anti-dilutive.

          The weighted average number of common shares outstanding (in thousands) during the years were as follows:

              January 1, 2000                        14,457
              January 2, 1999                        14,216


NOTE 2.	LIQUIDITY

     As discussed in Note 1, the Company is developing a new brand name after having been inactive for over two years. Management has significant experience in the footwear industry and, through July 1996, the Company operated in the footwear industry. Successful operations in the future will depend on management's ability to secure trade credit, short-term financing or equity financing to allow the Company to achieve its business plan. The eventual outcome and success of management's plans in this regard cannot be ascertained with any degree of certainty.


NOTE 3.	SALE OF RECEIVABLES

     On April 1, 1999, the Company entered into a factoring agreement, which expires April 1, 2001, to sell an undivided interest in all accounts receivable. The agreement calls for the sale of receivables without recourse and with recourse. Payments are remitted to the Company when customer payments are received by the factor. The gross amount due from the factor at December 31, 1999, $746,000, represents the uncollected payments from customers. As of December 31, 1999, approximately $81,000 of the uncollected receivables represents receivables with recourse. The Company has established an allowance of approximately $196,000 for returns, markdowns and doubtful accounts relating to the uncollected receivables. The agreement allows the Company to borrow up to 85% of the uncollected receivables. At January 1, 2000, the Company has not borrowed any funds against the outstanding receivables. In addition, the Company has pledged inventory, equipment, and intangibles as required by the factoring agreement.

     Due from factor - uncollected receivables           $746,000
     Less allowance for returns, markdowns and
       doubtful accounts                                  196,000
                                                         --------
     Due from factor, net                                $550,000
                                                         ========

                       UTOPIA MARKETING, INC.

                    NOTES TO FINANCIAL STATEMENTS
                            (Continued)


NOTE 4.	PROPERTY AND EQUIPMENT

                                   Estimated Useful
                                    Lives (Years)
                                   ----------------
     Computers and software               5               $109,347
     Less accumulated depreciation                          11,023
                                                          --------
                                                          $ 98,324
                                                          ========
     Depreciation expense for 1999 was $11,023.


NOTE 5.	ACQUISTION OF ASSETS

     On October 5, 1999, the Company purchased certain intangible assets of Ipanema Shoe Corporation (Ipanema), including tradenames, trademarks, brand names, customer lists, supplier lists, database information, proprietary software and related goodwill. In exchange for these assets, the Company issued 1,000,000 shares of Company common stock and a subordinated convertible promissory note in the amount of $500,000. The promissory note, which matures October 5, 2002, provides for interest at prime plus 1% commencing October 5, 2000. The Company recorded the purchase of the intangible assets at a value of $658,000, the sum of the fair value of the promissory note discounted at 9-1/2% ($457,000) and the 1,000,000 shares of common stock issued at a value of $.201 per share ($201,000). The intangible assets are being amortized using a life of fifteen years.

     In connection with the acquisition, the Company entered into a collection services agreement with Ipanema whereby the Company is to receive an amount equal to 30% of all accounts receivable collected. The Company earned and received approximately $807,000 pursuant to this agreement during 1999.


NOTE 6.	MAJOR CUSTOMERS AND SUPPLIERS

     During 1999, sales from four customers accounted for approximately 58% of total sales. In addition, four vendors accounted for approximately 70% of the total inventory purchases in 1999.


NOTE 7.	TRANSACTIONS WITH RELATED PARTIES

     Stockholder

          The Company frequently sends employees to New York for business engagements. Employees lodge at a stockholder owned apartment during their stay. The Company remits the monthly rent directly to the landlord for the use of the apartment. The Company remitted approximately $18,000 in 1999 for the New York apartment.

                       UTOPIA MARKETING, INC.

                    NOTES TO FINANCIAL STATEMENTS
                            (Continued)


NOTE 8.	INCOME TAXES

     The following table reconciles the income tax provision
     (benefit) at the U.S. Statutory rate to that in the financial statements:

                                           1999                   1998
                                           ----                   ----
                                        (in thousands)        (in thousands)
Federal benefit computed at 34%            $ (489)                $ (154)
State benefit, net of federal benefit         (72)                   (25)
Valuation allowance                           558                    179
                                           ------                 ------
Income tax provision (benefit)             $  -                   $   -
                                           ======                 ======


     The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of January 1, 2000 are as follows:

     Benefit of net operating loss carryforwards              $ 9,258
     Less valuation allowance                                  (9,258)
                                                              -------
     Net deferred tax asset                                   $   -
                                                              =======

     At January 1, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $24,900,000, which is available to offset future federal taxable income, if any, through 2019.

     As of January 1, 2000, sufficient uncertainty exists regarding the realizability of the full amount of the net operating loss carryforward, and accordingly, a valuation allowance of $9,258,000 has been established.

     The valuation allowance for deferred tax assets as of January 1, 2000 and January 1, 1999 was $9,258,000 and $8,700,000, respectively. The net change in valuation allowance for the years ended January 1, 2000 and January 2, 1999 was an increase of $558,000 and a increase of $179,000, respectively.

                       UTOPIA MARKETING, INC.

                    NOTES TO FINANCIAL STATEMENTS
                            (Continued)


NOTE 9.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Stock Option Plan

         1999 Long-Term Incentive Plan

              During 1999, the Company adopted the Utopia Marketing, Inc. 1999 Long-Term Incentive Plan (the "1999 Plan") which provides for the grant of both nonstatutory stock options and stock options intended to be treated as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The 1999 Plan is intended to provide incentives to, and rewards for, certain of the Company's employees and non-employee directors. Those eligible are people who have contributed and will continue to contribute to the Company's success. Incentive stock options granted under the 1999 Plan are non-transferable other than by will or by the laws of descent and distribution. The 1999 Plan may be amended at any time by the Board, although the Board may condition any amendment on the approval of our stockholders if such approval is necessary or advisable with respect to tax, securities or other applicable laws. The total number of shares of common stock reserved for issuance under the 1999 Plan is 1,500,000. The Company has granted under the 1999 Plan stock options to acquire 155,000 shares of common stock at an exercise price ranging from $.35 to $.50, none of which are exercisable as of January 1, 2000.
              The 1999 Plan terminates in September 2009.

         1991 Stock Option Plan

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

                       UTOPIA MARKETING, INC.

                    NOTES TO FINANCIAL STATEMENTS
                            (Continued)


NOTE 9.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          1991 Stock Option Plan

               The 1991 Plan also permits the Company to grant rights to purchase common stock at a price which is at least 50% of the fair market value of the common stock on the date of grant. The offer of a right must be accepted within six months of its grant by the execution of a restricted stock purchase agreement between the Company and the offeree and the payment of the purchase price of the shares. Activity for the 1991 Plan for years ended January 2, 1999 and January 1, 2000 was as follows:


                                                Shares        Prices
                                                ------        ------

               Outstanding, January 3, 1998     150,000        $.10
               Options exercised                      0
               Options canceled                       0
                                                -------
               Outstanding, January 2, 1999     150,000        $.10
               Options granted                  325,000    $.062 to $.375
                                                -------
               Outstanding, January 1, 2000     475,000    $.062 to $.375
                                                =======

          Fair Value Disclosures

               The Company calculated the compensation cost for the plan based on the fair value at the grant date under SFAS No.
               123. The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 1999. The pro forma net effect was not material for 1999 and, therefore, the disclosures ordinarily required by SFAS 123 are not presented.

          Employment Agreements

               During 1998, the Company entered into an employment agreement, which expires on January 1, 2001. The agreement provides, among other things, for an annual salary of approximately $80,000, options to purchase 150,000 shares of common stock, which vest 50,000 per year beginning June 1999, expense reimbursements, a bonus up to 10% of salary based on annual sales of the Company in fiscal year 1999 and 2000, severance pay, and a covenant not to compete. No bonuses were paid for fiscal year 1999.

          Independent Agent Agreements

               In March 1999, the Company entered into three independent agent agreements in connection with the sale of its products. These non-exclusive agreements, which are for a term of up to two years with an option to renew, provide for, among other things, a draw against commissions earned, commissions of up to 5%, and options to purchase up to 300,000 shares of Company common stock for $.35 per share. Commission expense for 1999 was approximately $635,000.

                       UTOPIA MARKETING, INC.

                    NOTES TO FINANCIAL STATEMENTS
                            (Continued)


NOTE 9.	COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS (Continued)

          Operating Leases

               The Company has entered into an agreement to lease its facilities from April 1, 1999 until March 31, 2002, which requires monthly payments of approximately $6,000. In addition, the Company is responsible for all taxes, insurance, maintenance and utilities relating to the facilities.

               In March 1999, the Company entered into an agreement to lease certain office equipment. The term of the lease is three years, which requires monthly payments of approximately $380. In April 1999, the Company entered into an agreement to lease a vehicle from April 7, 1999 to April 6, 2002, which requires monthly payments of approximately $950.

               Minimum future lease payments on these operating leases are as follows:

               Year Ending:

               December 30, 2000                       $  80,000
               December 29, 2001                          83,000
               January 4, 2002                            20,000
                                                       ---------
                  Total                                $ 183,000
                                                       =========

               Rent expense was approximately $59,000 and $11,000 for the years ended January 1, 2000 and January 2, 1999, respectively.

          Other Commitments

               As of January 1, 2000, the Company has outstanding purchase orders from retailers and has placed several purchase orders to vendors. Customer purchase orders from retailers, to date, total approximately $4,000,000. The Company has placed several purchase orders totaling approximately $4,000,000 with manufacturers in Brazil and Asia for footwear production.

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

                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers and their ages as of January 1, 2000, are as follows:

Name                    Age     Position
----                    ---     --------
Samuel L. Edelman       48      Chairman of the Board, President
                                and Chief Executive Officer

Louise B. Edelman       46      Director, Executive Vice-President
                                of Corporate Development and Secretary

Vance Kistler           28      Chief Financial Officer

Joel Solomon            53      Acting Chief Operating Officer and
                                Director

Bruce Oberfest          52      Director

Robert Wildrick         48      Director

Stuart Kreisler         53      Director

     Samuel L. Edelman, a co-founder of the Company, has since our inception served as our Chairman of the Board, President and Chief Executive Officer. From April 1983 to July 1987, Mr. Edelman served as the President of the Esprit Footwear Division of Esprit De Corp., an apparel and footwear company ("Esprit"). Prior to April 1983, Mr. Edelman occupied various executive positions, including Executive Vice President of Kenneth Cole Productions, a footwear company.

     Louise B. Edelman, a co-founder of the Company, has served as a director since our founding. She served as Senior Vice President - Image from our founding until the second quarter of 1992. Since that time, Ms. Edelman has served as Executive Vice President - Corporate Development. Prior to 1987, Ms. Edelman held various positions, including National Sales Manager for Esprit Kids Shoes, Director of Public Relations for Calvin Klein, Ltd., a fashion company, and Senior Fashion Editor of Seventeen, Mademoiselle and Harper's Bazaar magazines.

     Vance Kistler serves as our Chief Financial Officer.  Mr.
Kistler is a certified public accountant. From September 1994 until his employment by us in June 1998, Mr. Kistler worked with Arthur Andersen LLP as a senior auditor.

     Joel Solomon has served as a director since March 20, 1998. For more than five years prior to 1996 Mr. Solomon was the President, a director and principal shareholder of San Francisco Shoe Works, Inc., an importer of lady's and children's footwear and accessories to the United States for Esprit Shoes & Accessories Far East, Ltd., of which he was a managing director for more than five years.

     Bruce Oberfest has been a Certified Public Accountant and principal owner of the accounting and consulting firm of Bruce
D. Oberfest & Associates for more than the past five years.  Mr.
Oberfest was elected as a director on October 6, 1997.

     Robert Wildrick has served as a director since June 22, 1999. Mr. Wildrick also serves as a director and as the president and Chief Executive Officer of Joseph A. Banks, Inc., a retail clothing store chain. From 1995 through 1998, Mr. Wildrick was the Chairman, President and Chief Executive Officer of Venture Stores, a national department store chain. For more than five years prior to 1995, Mr. Wildrick served as Executive Vice President of Belk Stores, a national department store chain.

     Stuart Kreisler has served as a director since June 22, 1999. From December 1996 through February 1999, Mr. Kreisler served as the President and Chief Operating Officer of Moore's Retail Group, a men's retail and manufacturing company. Prior to December 1996, Mr. Kreisler was a self-employed private investor.

     With the exception of Sam Edelman and Libby Edelman, who are married to each other, there is no family relationship among directors or executive officers of the Company.

     In January 1998, Venture Shoes filed a petition  under
Chapter 11 of the federal bankruptcy laws. At the time of the Chapter 11 filing, Robert Wildrick was Chairman, President and
Chief Executive Officer of Venture Shoes.

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

     Based solely upon a review of Forms 3, Forms 4, and Forms 5 during the year ended January 1, 2000, all directors, executive officers and greater-than-ten-percent beneficial owners have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the compensation during the fiscal years ended January 1, 2000, January 2, 1999 and January
3, 1998, earned by the Company's Chief Executive Officer.


                                                                    Long-Term Compensation
                                                            ----------------------------------
                                 Annual Compensation                 Awards            Payouts
                            -----------------------------   -------------------------  -------
                                               Other        Restricted    Securities
                                               Annual         Stock       Underlying      LTIP      All Other
Name and                    Salary   Bonus   Compensation    Award(s)    Options/SARs    Payouts   Compensation
Principal Position   Year    ($)      ($)        ($)           ($)           (#)           ($)         ($)
------------------   ----   ------   -----   ------------   ---------    ------------    -------   ------------
Samuel L. Edelman    1999     0(1)     -         -               -            -             -           -
President and CEO    1998     0        -         -               -            -             -           -
                     1997     0        -         -               -            -             -           -


(1)	Mr. Edelman did not receive a salary in connection with his
efforts on behalf of the Company from 1996 through the first quarter of 1999. Mr. Edelman began accruing an annual salary of $150,000 as of February 1, 1999.

Employee Benefit Plans

     1999 Long-Term Incentive Plan. We have adopted the Utopia Marketing, Inc. 1999 Long-Term Incentive Plan (the "1999 Plan") which provides for the grant of both nonstatutory stock options and stock options intended to be treated as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The 1999 Plan is intended to provide incentives to, and rewards for, certain of our employees and non-employee directors. Those eligible are people who have contributed and will continue to contribute to our success. Incentive stock options granted under the 1999 Plan are non-transferable other than by will or by the laws of descent and distribution. The 1999 Plan may be amended at any time by the Board, although the Board may condition any amendment on the approval of our shareholders if such approval is necessary or advisable with respect to tax, securities or other applicable laws. The total number of shares of common stock reserved for issuance under the 1999 Plan is 1,500,000. We have granted under the 1999 Plan stock options to acquire 150,000 shares of common stock, 50,000 of which are currently exercisable. The 1999 Plan terminates in September 2009.

     1991 Stock Option Plan. In September 1991, the Board of Directors approved the 1991 Stock Option Plan (the "1991 Plan"), which allows for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees and nonstatutory stock options to both employees and outside Directors. An aggregate of 1,500,000 shares of Common Stock have been reserved for issuance under the 1991 Plan. We have issued 1,210,200 options under the 1991 Plan of which

580,200 have been exercised. Although we are authorized to grant up to 289,800 additional options under the 1991 Plan, the Board of Directors has determined that no additional options will be awarded under the 1991 Plan.

     Under the 1991 Plan, stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code were granted to employees at prices not less than the fair market value of the common stock on the date of grant. The 1991 Plan permitted, and we have granted, from time to time, non-statutory stock options at exercise prices less than the fair market value of the common stock on the date of grant. The 1991 Plan specifies that our outside Directors are to receive a stock option grant of 5,000 shares on the date first elected to the Board and an additional 5,000 shares each year thereafter that they continue to serve as directors. Such options were granted at the fair market value of the common stock on the date of the grant, vested over four years, and are exercisable only while the outside Director remains a Director. The 1991 Plan also permits us to grant rights to purchase common stock at a price which is at least 50% of the fair market value of the common stock on the date of grant. The offer of a right must be accepted within six months of its grant by the execution of a restricted stock purchase agreement between the Company and the offeree and the payment of the purchase price of the shares.

Employment Agreements

     In 1998, we entered into an employment agreement with Vance Kistler, who currently serves as our Chief Financial Officer. The employment agreement expires on January 1, 2001. The agreement provides, among other things, for an annual salary of approximately $80,000, 150,000 stock options, which vest 50,000 per year beginning June 1999, expense reimbursements, a bonus up to 10% of salary based on annual sales of the Company in fiscal year 1999 and 2000, severance pay, and a covenant not to compete.

Compensation of Directors

     Each of our non-employee directors is entitled to receive a fee of $10,000 per year and $500 for attendance at each meeting of the Board of Directors. In addition, each non-employee director is entitled to receive $500 for attendance at each meeting of a committee of the Board of Directors. However, each of non-employee director has waived these fees for 1999. No decision has yet been made as to whether the non-employee directors will be waiving these fees for the 2000 calendar year.

     Each of our non-employee directors is entitled to receive options to purchase 5,000 shares of common stock upon their appointment to the Board of Directors and is entitled to receive an option to purchase 5,000 shares of common stock annually thereafter, so long as they continue to serve on the Board of Directors.

     All directors are reimbursed for out of pocket expenses incurred in connection with attending meetings of the Board of Directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of shares of the Company's common stock as of April 10, 2000 by: (i) each director of the Company; (ii) each executive officer of the Company; (iii) each person that is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's capital stock; and (iv) all directors and executive officers of the Company as a group. Except as noted, the shareholders named below have sole voting and investment power with respect to the shares shown as beneficially owned by them, and have the same address as the Company.


Name and Address of                 Number of Shares
Beneficial Owner                    Beneficially Owned (1)    Percent of Class
-------------------                 ----------------------    ----------------
Samuel L. Edelman (2)(5)                  6,684,982                  43.9%
Louise B. Edelman (3)                     5,519,482                  36%
Joel Solomon                                710,000                  4.7%
Bruce Oberfest                                    0                  --
Vance Kistler(4)                             50,000                   *
Stuart Kreisler(5)                        1,165,500                  7.7%
Lane International Trading, Inc.          1,358,608                  8.9%
31284 San Antonio Street
Hayward, CA 94544
Braha Industries, Inc.                    1,339,260                  8.8%
1 East 33rd Street
New York, NY 10016
Ipanema Shoe Corporation                  1,000,000                  6.6%
c/o Sumitomo Corporation of America
600 Third Avenue
New York, NY 10116
All Directors and Executive Officers      7,444,982                  48.8%
  as a Group (5 persons) (6)

                        ------------------------------


* Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. The percentage of beneficial ownership is based on 15,216,367 shares of common stock outstanding as of April 10, 2000.
        Also, shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 10, 2000, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person
(2) Includes 2,538,250 shares owned by Louise B. Edelman over which Mr. Edelman shares control, and 400,160 shares owned by Mr. Edelman's relatives with respect to which he does not admit beneficial ownership.

(3) Includes 2,581,072 shares owned by Samuel L. Edelman over which Ms. Edelman shares control, and 400,160 shares owned by Ms. Edelman's relatives with respect to which she does not admit beneficial ownership.
(4)     Includes 50,000 options, which are currently exercisable.
(5) Stuart Kreisler holds 1,165,500 shares of common stock of the Company under an Amended and Restated Shareholders Agreement. The Agreement terminates on April 30, 2002. Pursuant to the Agreement, Samuel L. Edelman effectively exercises voting control over all of the shares of Common Stock held by Stuart Kreisler.
(6) Includes 50,000 options awarded to one officer which are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1) The Financial Statements filed as part of this report are listed separately in the Index to Financial Statements beginning on page 18 of this report.

   (2)  The following exhibits are filed herewith:

Exhibit
Number               Description
        -------------------------------------------------
 3.1    Articles of Incorporation of the Company *

 3.2    By-Laws of the Company*

 4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of holders of Common Stock of the Company

 10.1   1991 Stock Option Plan*

 10.2   1999 Long-Term Incentive Plan

 10.3   Employment Agreement between Utopia
        Marketing, Inc. and Vance Kistler

 10.4   Asset Purchase Agreement, dated as of
        October 5, 1999, by and among Utopia
        Marketing, Inc., Ipanema Shoe Corporation and Sumitomo Corporation of America**

 10.5 Subordinated Convertible Promissory Note, dated October 5, 1999, issued by Utopia
        Marketing, Inc. to Ipanema Shoe Corporation**

 10.6   Collection Services Agreement dated as of
        October 5, 1999 between Utopia Marketing,
        Inc., Ipanema Shoe Corporation and Sumitomo
        Corporation of America**

 16     Letter, dated March 17, 1999, from Michael
        Adest & Blumenkrantz addressed to the
        Securities and Exchange Commission***

 24     Power of Attorney (Included on Signature
        Page)

	27	   Financial Data Schedule

*	Filed with the Company's Annual Report on Form 10-KSB,
filed with the Securities and Exchange Commission on April 19, 1999, and incorporated herein by reference.

**	Filed in a Form 8-K which was filed with the Securities and
Exchange Commission on October 20, 1999, and incorporated herein by reference.

***	Filed in a Form 8-K which was filed with the Securities and
Exchange Commission on March 18, 1999, and incorporated herein by reference.



(b) The Company filed the following Reports on Form 8-K during its last fiscal quarter:

	On March 24, 2000, we filed an amendment to our Form 8-K originally filed with the Securities and Exchange Commission on October 20, 1999 in connection with the acquisition of certain assets of Ipanema Shoe Corporation.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2000.

                                       UTOPIA MARKETING, INC.


                                       By:/s/Samuel L. Edelman
                                          -----------------------------
                                          Samuel L. Edelman
                                          President and Chief Executive
                                          Officer

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

    Signature               Title                                Date

/s/Samuel L. Edelman
----------------------
Samuel L. Edelman       President, Chief Executive Officer,
                        and Director (Principal Executive
                        Officer)                               April 17, 2000


/s/Vance Kistler
----------------------
Vance Kistler           (Chief Financial Officer)              April 17, 2000


/s/Louise B. Edelman
----------------------
Louise B. Edelman       Executive Vice President of
                        Corporate Development, Secretary
                        and Director                           April 17, 2000


/s/Joel Solomon
----------------------
Joel Solomon            Chief Operating Officer,               April 17, 2000
                        Director

/s/Bruce Oberfest
----------------------
Bruce Oberfest          Director                               April 17, 2000


/s/Robert Wildrick
----------------------
Robert Wildrick         Director                               April 17, 2000


/s/Stuart Kreisler
----------------------
Stuart Kreisler         Director                               April 17, 2000

                               EXHIBIT INDEX
        Exhibit
        Number          Description
        -------         -----------

        10.2            1999 Long-Term Incentive Plan

        10.3            Employment Agreement between Utopia
                        Marketing, Inc. and Vance Kistler

        27              Financial Data Schedule