Form 10QSB
period 2000-04-01
UTOPIA MARKETING INC
filed 2000-05-16
CIK 880241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended April 1, 2000

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to  ________________


                           Commission File No.: 0-19616

                               UTOPIA MARKETING, INC.
              (Exact Name of Registrant as Specified in its Charter)

        Florida                                              94-3060101
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization )                         Identification number)

            312 Clematis Street, Suite 500, West Palm Beach, Florida 33401
             (Address of Principal Executive Offices, Including Zip Code)

                                    (561) 835-9998
                 (Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  [X]    No   [_]

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes [ ]    No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             As of May 15, 2000, there were 15,216,367 shares of Common stock outstanding.

                            UTOPIA MARKETING, INC.

                                    INDEX
                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Balance Sheets as of April 1, 2000
(unaudited) and January 1, 2000 (audited)	     			                         2

Condensed Statements of Operations for the three months
ended April 1, 2000 (unaudited) and April 3, 1999
(unaudited)                                                                3

Condensed Statements of Cash Flows for the three months
ended April 1, 2000 (unaudited) and April 3, 1999
(unaudited)                                                                4

Notes to Condensed Financial Statements                                    5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               6

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                  9

Signatures                                                                10

                                PART I
                                ------

ITEM 1.     FINANCIAL STATEMENTS

                         UTOPIA MARKETING, INC.
                             BALANCE SHEETS


                        ASSETS
                                                                  April 1,      January 1,
                                                                   2000           2000
                                                                 ----------    -----------
                                                                  (IN THOUSANDS EXCEPT PER
                                                                         SHARE DATA)
CURRENT ASSETS:
  Cash and cash equivalents..................................     $      132   $       185
  Due from factor, net of allowance..........................          2,077           550
  Merchandise inventories....................................          1,251         1,418
  Other current assets.......................................              0            54
                                                                  ----------   -----------
TOTAL CURRENT ASSETS.........................................          3,460         2,207

  Property and equipment, net................................             93            98
  Intangible assets..........................................            639           648
                                                                  ----------   -----------
      TOTAL ASSETS...........................................     $    4,192   $     2,953
                                                                  ==========   ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...........................................     $    1,093   $     1,716
  Accrued expenses, primarily accrued officers' salaries.....            320           317
  Due to factor..............................................          1,649             0
                                                                  ----------   -----------
      TOTAL CURRENT LIABILITIES..............................          3,062         2,033
                                                                  ----------   -----------
LONG-TERM OBLIGATIONS........................................            479           468
                                                                  ----------   -----------
SHAREHOLDERS' EQUITY:
  Common stock...............................................             15            15
  Additional paid-in capital.................................         33,147        33,147
  Accumulated deficit........................................        (32,511)      (32,710)
                                                                  ----------   -----------
      TOTAL SHAREHOLDERS' EQUITY.............................            651           452
                                                                  ----------   -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............     $    4,192   $     2,953
                                                                  ==========   ===========




See Notes to Financial Statements.

                        UTOPIA MARKETING, INC.
                      STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                         April 1,       April 3,
                                                          2000           1999
                                                       ----------    -----------
                                                         (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)
Net revenue.........................................   $    3,190    $        0
Cost of sales.......................................        2,088             0
                                                       ----------    ----------
  GROSS PROFIT......................................        1,102             0

Selling, general and administrative expenses........          876           544
                                                       ----------    ----------
Operating Income (loss).............................          226          (544)
Interest income/(expense)...........................          (28)           21
                                                       ----------    ----------
Income (loss) before income
 taxes and extraordinary item.......................          198          (523)
Income taxes........................................            0             0
                                                       ----------    ----------
  NET INCOME (LOSS)                                    $      198          (523)
                                                       ==========    ==========
  NET INCOME (LOSS) PER SHARE                          $     0.01   $     (0.04)
                                                       ==========    ==========

Weighted average shares outstanding.................       15,216        14,216
                                                       ==========    ==========






See Notes to Financial Statements

                       UTOPIA MARKETING, INC.
                      STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS ENDED
                                                             ---------------------------
                                                                APRIL 1,      APRIL 3,
                                                                 2000          1999
                                                             -----------    ----------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss).......................................   $      198     $     (523)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Depreciation and amortization...........................           15              0


CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable.....................................       (1,527)             0
  Merchandise inventories.................................          167              0
  Prepaid expenses........................................            0             51
  Other assets............................................           54              0
  Accounts payable, accrued expenses......................         (620)            13
  Other current liabilities...............................        1,649              0
                                                             ----------     ----------
Net Cash provided by (used in) operating activities.......          (64)          (459)
                                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................           (0)           (63)
                                                             ----------     ----------
Net Cash provided by (used in) investing activities.......           (0)           (63)
                                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term obligations......................            11              0
                                                             ----------     ----------
Net Cash (used in) provided by financing activities.......           11              0
                                                             ----------     ----------
Net (decrease) in cash and cash equivalents...............          (53)          (522)
Cash and cash equivalents:
  Beginning of period.....................................          185          1,942
  End of period...........................................   $      132     $    1,420
                                                             ==========     ==========







See Notes to Financial Statements

                           UTOPIA MARKETING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       THREE MONTH PERIODS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                               (UNAUDITED)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

    The accompanying unaudited condensed financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position at April 1, 2000 and January 1, 2000 and the results of operations and its cash flows for the three month periods ended April 1, 2000 and April 3, 1999.

    Accounting policies followed by the Company are described in
Note 1 to the audited financial statements for the year ended January 1, 2000. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of these condensed interim financial statements. The unaudited condensed interim financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended January
1, 2000.

    The results of operations and cash flows for the three month period ended April 1, 2000 are not necessarily indicative of the results of operations or cash flows to be expected for any other period or for the full year.

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

    After the sale to Maxwell, the Company's management had been primarily involved in the investigation of new business opportunities for the Company. During this time, management investigated possible acquisitions and mergers and explored various start-up ventures. Since December 1998, the Company has been developing and commercializing a line of fashion footwear products under the Company's NAKEDFEET[TM] brand name.

    On October 6, 1999, the Company acquired the rights from Ipanema Shoe Corporation ("Ipanema") to market and commercialize footwear under the brand name IPANEMA[TM]. In exchange for these rights, the Company issued 1,000,000 shares of its common stock to Ipanema and a convertible note for $500,000 plus interest due October 5, 2002. Interest accrues under the note at prime rate plus 1%. Additionally, in connection with the Ipanema asset purchase, the Company entered into a Collection Services Agreement with Ipanema, pursuant to which the Company assisted in collecting Ipanema's outstanding accounts receivable of approximately $3,300,000 in exchange for Ipanema's payment to the Company of 30% of the gross collections of such accounts receivable. As of April 1, 2000 the Company had received $990,000 under the Collection Services Agreement. The Company does not expect to earn any additional revenues under this Agreement during fiscal year 2000.

Results of Operations

Three  months ended April 1, 2000 and April 3, 1999

    Revenues. The Company generated net revenues of $3,190,000 through the sale of its new product lines under the brand names NAKEDFEET and IPANEMA during the three months ended April 1, 2000. Interest expense for the three months ended April 1, 2000 was $28,000 compared to interest income of $21,000 for the three months ended April 3, 1999. Interest expense during the first quarter of 2000 was incurred as a result of a credit facility (the "Credit Facility") with Capital Factors, Inc. Borrowings under the Credit Facility bear interest at a rate of prime plus 1%. Interest income during the 1999 period was earned as a result of the Company holding its funds in a money market account.

    Gross Profit. Gross profit of $1,102,000 for the three months ended April 1, 2000 includes $89,000 of first-cost commissions. First-cost commissions are generated when the Company acts as an agent for its customers. No gross profit was generated during the three months ended April 3, 1999, because the Company was not selling any products.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $876,000 for the three months ended April 1, 2000 as compared to $544,000 for the
three months ended April 3, 1999.   Selling, general and
administrative expenses for the three months ended April 1, 2000 consisted primarily of $212,000 in personnel costs; $220,000 for sales representatives; $62,000 for travel and entertainment; $202,000 for trade shows; and $37,000 in professional fees. Selling, general and administrative expenses for the three months ended April 3, 1999 consisted primarily of administrative expenses in connection with the search for investment opportunities.

    The Company has incurred a substantial increase in selling, general and administrative expenses during late 1999 and 2000 as a result of the Company's commencement of the design and development of a line of footwear. These expenses were incurred as personnel increased, marketing and sales activities were begun and a variety of promotional programs were undertaken in connection with the development and marketing of the Company's products. The Company also incurs significant research and development expenses every season as it develops and commercializes its next line of footwear products.

Liquidity and Capital Resources

    The Company's primary source of liquidity for the first quarter of 2000 was a credit facility extended by Capital Factors, Inc. ("Capital Factors"), whereby the Company can borrow an amount equal to 85% of the Company's accounts receivable and 50% of its inventory (the "Credit Facility"). The Credit Facility is secured by the Company's receivables, which have been assigned to Capital Factors and the Company's inventory, which has been pledged to Capital Factors. Borrowings under the Credit Facility accrue interest at a rate of prime plus 1% on its outstanding balance, which totaled $1,650,000 as of April 1, 2000.

    The Company has increased its capital expenditures as a result of the Board of Directors' decision to develop and commercialize a line of footwear. However, the Company did not make any capital expenditures during the first quarter of 2000.

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

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

    Certain statements contained in this Form 10-QSB, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to the design, development and commercialization of the Company's products and the expansion of marketing, promotional and research and development programs, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, the Company's ability to successfully develop and commercialize a line of footwear; the Company's future cash flows, sales, gross margins and operating costs; the substantial increased cost associated with the acquisition of the Ipanema TM brand name; the Company's ability to raise significant amounts of additional capital; the Company's ability to devote the resources required to adequately market a line of footwear; the Company's ability to recruit qualified personnel; the Company's ability to manufacture products at an economically feasible cost; the Company's ability to expand its product lines; the Company's ability to establish trademarks and other proprietary rights; the effect of conditions in the footwear market and the economy in general; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-QSB, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-KSB for the year ended January 1, 2000, filed with the Securities and Exchange Commission on April 17, 2000, under the caption "Forward-Looking Information: Certain Cautionary Statements".

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

 (a)	Exhibits
        --------

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

   (b)  Reports on Form 8-K

        There were no reports filed on Form 8-K during the quarter ended April 1, 2000.

                              SIGNATURES
                              ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UTOPIA MARKETING, INC.
                                        (Registrant)


Dated:   May 15, 2000                   BY:   /s/ Samuel L. Edelman
                                           ----------------------------
                                           Samuel L. Edelman, Chairman
                                           of the Board
                                           Chief Executive Officer



Dated:   May 15, 2000                   BY:    /s/ Vance F. Kistler
                                            -------------------------
                                            Vance F. Kistler, Chief
                                            Financial Officer

                            EXHIBIT INDEX


Exhibit          Description
-------          -----------

27               Financial Data Schedule.