Form 10QSB
period 2000-07-01
UTOPIA MARKETING INC
filed 2000-08-15
CIK 880241

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-QSB


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended July 1, 2000

                                    OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


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

As of August 15, 2000, there were 15,216,367 shares of Common stock outstanding.

                        UTOPIA MARKETING, INC.

                                 INDEX


                                                                 Page
PART I - FINANCIAL INFORMATION                                   ----

Item 1 - Financial Statements

Condensed  Balance Sheets as of July 1, 2000
(unaudited) and January 1, 2000                            					   2

Condensed  Statements of Operations for the three and six
months ended July 1, 2000 (unaudited) and July 3, 1999
(unaudited)                                                        3

Condensed  Statements of Cash Flows for the six months
ended July 1, 2000 (unaudited) and July 3, 1999 (unaudited)        4

Notes to Condensed  Financial Statements                           5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       6

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                          10

                                PART I

ITEM 1.     FINANCIAL STATEMENTS

                        UTOPIA MARKETING, INC.
                           BALANCE SHEETS

                                 ASSETS
                                                                  July 1,     January 1,
                                                                   2000          2000
                                                                ----------    ----------
                                                                (IN THOUSANDS EXCEPT PER
                                                                        SHARE DATA)
CURRENT ASSETS:
   Cash and cash equivalents.................................   $       50   $      185
   Due from factor, net of allowance.........................        1,059          550
   Merchandise inventories...................................          644        1,418
   Other current assets......................................            0           54
                                                                ----------   ----------
   TOTAL CURRENT ASSETS......................................        1,753        2,207

   Property and equipment, net...............................           87           98
   Intangible assets.........................................          629          648
                                                                ----------   ----------
   TOTAL ASSETS..............................................   $    2,469   $    2,953
                                                                ==========   ==========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable..........................................   $      632   $    1,716
   Accrued expenses..........................................          366          317
   Due to factor.............................................          593            0
                                                                ----------   ----------
TOTAL CURRENT LIABILITIES....................................        1,591        2,033
                                                                ----------   ----------
LONG-TERM OBLIGATIONS........................................          489          468
                                                                ----------   ----------
SHAREHOLDERS' EQUITY:
   Common stock..............................................           15           15
   Additional paid-in capital................................       33,147       33,147
   Accumulated deficit.......................................      (32,773)     (32,710)
                                                                 ---------   ----------
   TOTAL SHAREHOLDERS' EQUITY................................          389          452
                                                                 ---------   ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................    $   2,469   $    2,953
                                                                 =========   ==========


See Notes to Condensed Financial Statements.

                           UTOPIA MARKETING, INC.
                          STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       -------------------------       ------------------------
                                                         July 1,        July 3,          July 1,       July 3,
                                                          2000           1999             2000          1999
                                                       ----------    -----------       ----------    -----------
                                                         (IN THOUSANDS EXCEPT            (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)                 PER SHARE DATA)

Net revenue.........................................   $    1,499    $      233        $    4,689    $      233
Cost of sales.......................................          967           135             3,055           138
                                                       ----------    ----------        ----------   -----------
  GROSS PROFIT......................................          532            98             1,634            95

Selling, general and administrative expenses........          754           798             1,630         1,337
                                                       ----------    ----------        ----------   -----------
Operating Income (loss).............................         (222)         (700)                4       (1,242)
Interest income/(expense)...........................          (40)           14               (68)           34
                                                       ----------    ----------        ----------   -----------
Income (loss) before income
  taxes.............................................         (262)         (686)              (64)       (1,208)
Income taxes........................................            0             0                 0             0
                                                       ----------    ----------        ----------   -----------
  NET INCOME (LOSS)                                    $     (262)         (686)              (64)       (1,208)
                                                       ===========   ==========        ==========   ===========

  NET INCOME (LOSS) PER SHARE                          $    (0.02)   $    (0.05)       $    (0.00)        (0.08)
                                                       ==========    ==========        ==========   ===========

Weighted average shares outstanding.................       15,216        14,216            15,216        14,216
                                                       ==========    ==========        ==========    ==========




See Notes to Condensed Financial Statements

                            UTOPIA MARKETING, INC.

                           STATEMENTS OF CASH FLOWS


                                                                   SIX MONTHS ENDED
                                                              --------------------------
                                                                 JULY 1,       JULY 3,
                                                                  2000          1999
                                                              ------------  ------------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................   $   (   64)   $   (1,208)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
   Depreciation and amortization...........................           51             3


CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable.....................................         (509)         (209)
   Merchandise inventories.................................          774          (315)
   Prepaid expenses........................................            0            68
   Other assets............................................           54            (1)
   Accounts payable, accrued expenses......................       (1,034)          360
                                                              ----------    ----------
Net cash provided by (used in) operating activities........         (728)       (1,302)
                                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.....................           (0)          (63)
                                                              ----------    ----------
Net cash provided by (used in) investing activities........           (0)          (63)
                                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from factor....................................          593             0


                                                              ----------    ----------
Net cash (used in) provided by financing activities........          593             0
                                                              ----------    ----------
Net (decrease) in cash and cash equivalents................         (135)       (1,365)
   Cash and cash equivalents:
   Beginning of period.....................................          185         1,942
   End of period...........................................   $       50    $      577
                                                              ==========    ==========



See Notes to Condensed Financial Statements

                             UTOPIA MARKETING, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
           SIX MONTH PERIODS ENDED JULY 1, 2000 AND JULY 3, 1999
                                  (UNAUDITED)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

    The accompanying unaudited condensed financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position at July 1, 2000 and January 1, 2000 and the results of operations and its cash flows for the three and six month periods ended July 1, 2000 and July 3, 1999.

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

    The results of operations and cash flows for the six-month period ended July 1, 2000 are not necessarily indicative of the results of operations or cash flows to be expected for any other period or for the full year.

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

     On October 6, 1999, the Company acquired the rights from Ipanema Shoe Corporation ("Ipanema") to market and commercialize footwear under the brand name IPANEMA [TM]. In exchange for these rights, the Company issued 1,000,000 shares of its common stock to Ipanema and a convertible note for $500,000 plus interest due October 5, 2002. Interest accrues under the note at prime rate plus 1%. Additionally, in connection with the Ipanema asset purchase, the Company entered into a Collection Services Agreement with Ipanema, pursuant to which the Company assisted in collecting Ipanema's outstanding accounts receivable of approximately $3,300,000 in exchange for Ipanema's payment to the Company of 30% of the gross collections of such accounts receivable. As of April 1, 2000 the Company had received $990,000
under the Collection Services Agreement.   The Company does not expect to
earn any additional revenues under this Agreement during fiscal year 2000.


Results of Operations

Six months ended July 1, 2000 and July 3, 1999

     Revenues. The Company generated net revenues of $4,689,000 through the sale of its product lines under the brand names NAKEDFEET[TM] and IPANEMA[TM] during the six months ended July 1, 2000 compared with $233,000 for the same period ended July 3, 1999. Net revenues increased as a result of a full six
months of shipping and the addition of the IPANEMA product line.   Interest
expense for the six-month period ended July 1, 2000 was $68,000 compared with interest income of $34,000 for the period ended July 3, 1999. Interest expense for the first six months of 2000 was on various borrowing from the Company's factor and a $500,000 note due to the Sumitomo Corporation in connection with the purchase certain IPANEMA assets. Interest income for the first six months of 1999 was earned as a result of the Company holding funds in a money market account.

     Gross Profit. Gross profit of $1,634,000 for the six months ended
July 1, 2000 includes 360,000 of first-cost commissions. Gross profit of $95,000 for the six months ended July 3, 1999 includes $24,000 of first-cost commissions. First-cost commissions are generated when the Company acts as an agent for its customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,630,000 for the six months ended
July 1, 2000 as compared to $1,337,000 for the six months ended July 3, 1999. Selling, general and administrative expenses for the six months ended July 1, 2000 increased as a result of the addition of the IPANEMA division and consisted primarily of $374,000 in personnel costs; $329,000 for sales representatives; $144,000 for travel and entertainment; $235,000 for trade shows; $163,000 for product development; and $59,000 for professional fees.

Liquidity and Capital Resources

     The Company's primary source of liquidity for the first two quarters of 2000 was a credit facility extended by Capital Factors, Inc. ("Capital Factors"), whereby the Company can borrow an amount equal to 85% of the Company's accounts receivable and 50% of its inventory (the "Credit Facility"). The Credit Facility is secured by the Company's receivables, which have been assigned to Capital Factors and the Company's inventory, which has been pledged to Capital Factors. Borrowings under the Credit Facility accrue interest at a rate of prime plus 1% on its outstanding balance, which totaled $593,000 as of July 1, 2000.

     The Company has increased its capital expenditures in fiscal year 1999 as a result of the Board of Directors' decision to develop and commercialize a line of footwear. However, the Company did not make any capital expenditures during the first half of 2000.

      During the current phase of the Company's operations, the Company's cash requirements will continue to be substantial. The Company currently anticipates that it will require significant additional capital to fund its working capital needs until it has positive cash flows. Until the Company raises this additional capital, it may not be able to expand its product lines or market its products as quickly or effectively as will be required in order for it to be competitive. The amount of additional capital the Company will require will depend primarily on its ability to design, develop and market products that are accepted by the market and generate rapidly increasing levels of sales.

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

                     PART II. - OTHER INFORMATION
                     ----------------------------

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K


     a.     Exhibits

            3.1*       Articles of Incorporation of the Company.

            3.2*       Bylaws of the Company.

            4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of holders of Common Stock of the Company.

            27         Financial Data Schedule

     b.     Current Reports on Form 8-K

                       There were no reports filed on Form 8-K during the quarter ended July 1, 2000.

-------------------
     *	     Filed with the Company's Annual Report on Form 10-KSB , filed with the Securities and Exchange Commission on April 17,
            1999, and incorporated herein by reference.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UTOPIA MARKETING, INC.
                                         (Registrant)


Dated:   August 15, 1999                 BY:/s/Samuel L. Edelman
                                            Samuel L. Edelman, Chairman of
                                            the Board, Chief Executive
                                            Officer



Dated:   August 15, 1999                 BY:/s/Vance F. Kistler
                                            Vance F. Kistler, Chief Financial
                                            Officer