Form 10QSB
period 2000-09-30
UTOPIA MARKETING INC
filed 2000-11-20
CIK 880241

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

As of November 14, 2000, there were 15,216,367 shares of Common stock outstanding.

                           UTOPIA MARKETING, INC.

                                     INDEX
                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed  Balance Sheets as of September 30, 2000
(unaudited) and January 1, 2000                                         2

Condensed  Statements of Operations for the three and nine months
ended September 30, 2000 (unaudited) and October 2, 1999 (unaudited)    3

Condensed  Statements of Cash Flows for the nine months
ended September 30, 2000 (unaudited) and October 2, 1999 (unaudited)    4

Notes to Condensed  Financial Statements                                5

Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                 6

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               10

                                   PART I
                                   ------

ITEM 1.     FINANCIAL STATEMENTS

                            UTOPIA MARKETING, INC.
                               BALANCE SHEETS


                                  ASSETS

                                                               September 30,    January 1,
                                                                   2000           2000
                                                                ----------    -----------
                                                                (IN THOUSANDS EXCEPT PER
                                                                        SHARE DATA)

CURRENT ASSETS:
  Cash and cash equivalents.................................   $      149    $      185
  Due from factor, net of allowance.........................        1,640           550
  Merchandise inventories...................................          489         1,418
  Other current assets......................................            0            54
                                                               ----------    ----------
TOTAL CURRENT ASSETS........................................        2,278         2,207

  Property and equipment, net...............................           82            98
  Intangible assets.........................................          620           648
                                                               ----------    ----------

TOTAL ASSETS................................................   $    2,980    $    2,953
                                                               ==========    ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $      779    $    1,716
  Accrued expenses..........................................          352           317

  Due to factor.............................................        1,427             0
                                                               ----------    ----------
TOTAL CURRENT LIABILITIES...................................        2,558         2,033
                                                               ----------    ----------
LONG-TERM OBLIGATIONS.......................................          500           468
                                                               ----------    ----------
SHAREHOLDERS' EQUITY:
  Common stock..............................................           15            15
  Additional paid-in capital................................       33,147        33,147
  Accumulated deficit.......................................      (32,240)      (32,710)
                                                               ----------    ----------
TOTAL SHAREHOLDERS' EQUITY..................................          (78)          452
                                                               ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $    2,980    $    2,953
                                                               ==========    ==========

        See Notes to Condensed Financial Statements.

                                 UTOPIA MARKETING, INC.
                                STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       --------------------------      --------------------------
                                                      September 30,   October 2,      September 30,    October 2,
                                                          2000           1999             2000           1999
                                                       ----------    -----------       ----------     -----------
                                                         (IN THOUSANDS EXCEPT            (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)                 PER SHARE DATA)

Net revenue.........................................   $    1,955    $    1,123        $    6,644    $    1,357
Cost of sales.......................................        1,567           762             4,622           900
                                                       ----------    ----------        ----------    ----------
  GROSS PROFIT......................................          388           361             2,022           457

Selling, general and administrative expenses........          817           756             2,446         2,099
                                                       ----------    ----------        ----------   -----------
Operating Income (loss).............................         (429)         (395)             (424)       (1,642)
Interest income/(expense)...........................          (38)            5              (107)           39
                                                       ----------    ----------        ----------   -----------
Income (loss) before income
          taxes ....................................         (467)         (390)             (531)       (1,603)
Income taxes........................................            0             0                 0             0
                                                       ----------    ----------        ----------   -----------
  NET INCOME (LOSS)                                    $     (467)         (390)             (531)       (1,603)
                                                       ==========    ==========        ==========   ===========

  NET INCOME (LOSS) PER SHARE                          $    (0.03)   $    (0.03)       $    (0.03         (0.11)
                                                       ==========    ==========        ==========   ===========

Weighted average shares outstanding.................       15,216        14,229            15,216        14,229
                                                       ==========    ==========        ==========   ===========


        See Notes to Condensed Financial Statements

                             UTOPIA MARKETING, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 NINE MONTHS ENDED
                                                              --------------------------
                                                               SEPTEMBER 30,  OCTOBER 2,
                                                                   2000          1999
                                                              ------------  ------------
                                                                   (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................   $   (  531)   $   (1,208)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Depreciation and amortization...........................           75             3

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable.....................................       (1,089)         (209)
  Merchandise inventories.................................          929          (315)
  Prepaid expenses........................................            0            68
  Other assets............................................           54            (1)
  Accounts payable, accrued expenses......................         (901)          360

                                                             ----------    ----------
Net cash provided by (used in) operating activities.......       (1,463)       (1,302)
                                                             ----------    ----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................           (0)          (63)
                                                             ----------    ----------
Net cash provided by (used in) investing activities.......           (0)          (63)
                                                             ----------    ----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from factor................................          1,427             0


                                                             ----------    ----------
Net cash (used in) provided by financing activities.......            0             0
                                                             ----------    ----------
Net (decrease) in cash and cash equivalents...............          (36)       (1,365)
  Cash and cash equivalents:
  Beginning of period.....................................          185         1,942
  End of period...........................................   $      149    $      577
                                                             ==========    ==========

        See Notes to Condensed Financial Statements

                            UTOPIA MARKETING, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
     NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                 (UNAUDITED)




NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited condensed financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position at September 30, 2000 and January 1, 2000 and the results of operations and its cash flows for the three and nine month periods ended September 30, 2000 and October 2, 1999. The accompanying financial statements have not been reviewed by the Company's independent auditors.

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

        The results of operations and cash flows for the nine-month period ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows to be expected for any other period or for the full year.

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

        On October 6, 1999, the Company acquired the rights from Ipanema Shoe Corporation ("Ipanema") to market and commercialize footwear under the brand name IPANEMA TM. In exchange for these rights, the Company issued 1,000,000 shares of its common stock to Ipanema and a convertible note for $500,000 plus interest due October 5, 2002. Interest accrues under the note at prime rate plus 1%. Additionally, in connection with the Ipanema asset purchase, the Company entered into a Collection Services Agreement with Ipanema, pursuant to which the Company assisted in collecting Ipanema's outstanding accounts receivable of approximately $3,300,000 in exchange for Ipanema's payment to the Company of 30% of the gross collections of such accounts receivable. As of April 1, 2000 the Company had received $990,000 under the Collection
Services Agreement.   The Company does not expect to earn any additional
revenues under this Agreement.

        For the past several months, management of the Company investigated the sources of additional capital available to the Company and concluded that the Company would not be able to raise additional funding to continue to finance its operations. During October 2000, due to the Company's inability to raise additional capital to fund its continuing operations and the competitive market conditions in the Company's line of business, the Company discontinued its business operations, and on November 3, 2000, management filed in the Circuit Court in Palm Beach County an assignment for the benefit of creditors pursuant to Florida Statute Section 727. The Company retained Michael Moecker &

Associates as the "Assignee" of all of Utopia's remaining assets. Under the assignment, the "Assignee" is charged with the orderly liquidation of Utopia's assets and the payment of Utopia's creditors in accordance with the priority of their respective claims.

Results of Operations

Nine months ended September 30, 2000 and October 2, 1999

        Revenues. The Company generated net revenues of $6,644,000 through the sale of its product lines under the brand names NAKEDFEET TM and IPANEMA TM during the nine months ended September 30, 2000 compared with $1,123,000 for the same period ended October 2, 1999. Net revenues increased as a result of a full nine months of shipping and the addition of the IPANEMA product line. Interest expense for the nine-month period ended September 30, 2000 was $107,000 compared with interest income of $39,000 for the period ended
October 2, 1999. Interest expense for the first nine months of 2000 was on various borrowing from the Company's factor and a $500,000 note due to the Sumitomo Corporation in connection with the purchase certain IPANEMA assets. Interest income for the first nine months of 1999 was earned as a result of the Company holding funds in a money market account.

        Gross Profit. Gross profit of $2,022,000 for the nine months ended September 30, 2000 includes $405,000 of first-cost commissions. Gross profit of $95,000 for the nine months ended October 2, 1999 includes $24,000 of first-cost commissions. First-cost commissions are generated when the Company acts as an agent for its customers.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,446,000 for the nine months ended September 30, 2000 as compared to $2,099,000 for the nine months ended October 2, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased as a result of the addition of the IPANEMA division and consisted primarily of $640,000 in personnel costs; $386,000 for sales representatives; $181,000 for travel and entertainment; $402,000 for trade shows; $195,000 for product development; and $94,000 for professional fees.

Liquidity and Capital Resources

     On November 3, 2000, the Company announced that it had filed in the Circuit Court for Palm Beach County an assignment for the benefit of creditors pursuant to Florida Statute Section 727. The Board of Directors of Utopia authorized management to retain Moecker & Associates as the "Assignee" of all of Utopia's remaining assets. Under the assignment, the "Assignee" is charged with the orderly liquidation of Utopia's assets and the payment of Utopia's creditors in accordance with the priority of their respective claims. Utopia recently discontinued its operating business activities and now has only two remaining employees for the purpose of winding down the Company's operations. Among the reasons for Utopia's decision to discontinue its business operations were the company's inability to raise additional capital to fund its continuing operations and the competitive market conditions in the Company's line of business. The Company does not believe that it has sufficient assets to satisfy the claims of all of its creditors. Therefore, the Company does not expect that any of its assets will be available for distribution to its shareholders.

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

          27.           Financial Data Schedule

     b.   Current Reports on Form 8-K

                        There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

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

                                   UTOPIA MARKETING, INC.
                                   (Registrant)


Dated:   November 14, 2000         BY:/s/ Samuel L. Edelman
                                      ----------------------------------------
                                     Samuel L. Edelman, Chairman of the Board
                                     Chief Executive Officer



Dated:   November 14, 2000         BY:/s/ Vance F. Kistler
                                      -----------------------------------------
                                      Vance F. Kistler, Chief Financial Officer